Form 10-Q
period 1996-03-31
ELTRON INTERNATIONAL INC
filed 1996-05-15
CIK 915910

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549
                               -------------------
                                    Form 10-Q
                               -------------------
(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period  from  _____________to __________


                               -------------------
                         Commission file number: 0-23342
                               -------------------
                           ELTRON INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           California                                           95-4302537
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

                                41 Moreland Road
                          Simi Valley, California 93065
                    (Address of principal executive offices)

                                 (805) 579-1800
                           (Issuer's telephone number)
                               -------------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      --     --
                               -------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes    No
                                      --    --
                               -------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,213,662 common shares as of May 10, 1996.
                               -------------------

Transitional Small Business Disclosure Format (Check one): Yes    ; No X
                                                               ---    ---

                           ELTRON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                                        December, 31          March, 31
                                                                                            1995                 1996
                                                                                        ------------         ------------
CURRENT ASSETS:
     Cash ......................................................................        $    729,055         $    803,525
     Short term investments ....................................................          15,552,076            7,652,400
     Accounts receivable, net of allowance for doubtful accounts of $367,468 and
       $371,136, respectively ..................................................           9,397,603           11,649,490
     Inventories ...............................................................          11,506,936           14,607,090
     Prepaid expenses and other current assets .................................           2,186,891            1,649,343
                                                                                        ------------         ------------
         Total current assets ..................................................          39,372,561           36,361,848

PROPERTY AND EQUIPMENT, net ....................................................           3,769,436            4,955,948
COST IN EXCESS OF NET ASSETS ACQUIRED, net .....................................             962,305            1,325,230
OTHER ASSETS ...................................................................             668,923              616,226
                                                                                        ------------         ------------
                                                                                        $ 44,773,225         $ 43,259,252
                                                                                        ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Borrowings under line of credit ...........................................        $    768,000         $         --
     Accounts payable ..........................................................           4,091,008            4,920,515
     Accounts payable to shareholder ...........................................           1,816,909              317,002
     Accrued liabilities .......................................................           2,011,816            3,037,670
                                                                                        ------------         ------------
     Total current liabilities .................................................           8,687,733            8,275,187

LONG TERM OBLIGATION ...........................................................             751,313              821,466
COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred stock, 10,000,000 shares authorized of which none are outstanding                  --                   --
     Common stock, no par value:
         Authorized -- 30,000,000 shares
         Issued and outstanding -- 6,809,966  and 7,190,162 shares, respectively          23,990,634           23,591,959
     Cumulative translation adjustment .........................................             (13,733)             (24,524)
     Retained earnings .........................................................          11,357,278           10,595,164
                                                                                        ------------         ------------
         Total shareholders' equity ............................................          35,334,179           34,162,599
                                                                                        ------------         ------------
                                                                                        $ 44,773,225         $ 43,259,252
                                                                                        ============         ============


    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 1995 AND 1996
                                   (UNAUDITED)



                                                                         1995               1996
                                                                     ------------       ------------

SALES .........................................................      $ 11,774,466       $ 19,019,185
COST OF SALES .................................................         6,329,907         10,251,541
                                                                     ------------       ------------
    Gross profit ..............................................         5,444,559          8,767,644

OPERATING EXPENSES:
    Selling, general and administrative .......................         2,441,760          3,735,668
    Research and product development ..........................           531,958          1,237,471
    Write off of acquired in process technology and other costs
        associated with acquisitions ..........................                --          3,198,555
                                                                     ------------       ------------

INCOME FROM OPERATIONS ........................................         2,470,841            595,950

OTHER (INCOME) EXPENSE:
    Interest, net .............................................           (38,929)           (42,631)
                                                                     ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES ......................         2,509,770            638,581

PROVISION FOR INCOME TAXES ....................................           879,068          1,381,369
                                                                     ------------       ------------

NET INCOME (LOSS) .............................................      $  1,630,702       $   (742,788)
                                                                     ============       ============

NET INCOME (LOSS) PER COMMON SHARE ............................      $       0.24       $      (0.10)
                                                                     ============       ============

WEIGHTED NUMBER OF SHARES OUTSTANDING .........................         6,738,009          7,768,349
                                                                     ============       ============


    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 1995 AND 1996
                                   (UNAUDITED)



                                                                 1995               1996
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..................................      $ 1,630,702       $  (742,788)
    Adjustments to reconcile net income to cash provided
       by operating activities:
       Depreciation and amortization ...................           91,247           322,339
       Write off of purchased in-process technology ....             --           2,500,000

       Changes in assets and liabilities net of
         effect from acquisitions:
          Accounts receivable, net .....................       (1,693,546)       (1,519,831)
          Inventories ..................................         (427,628)       (2,358,203)
          Prepaids and other assets ....................         (513,112)          739,700
          Accounts payable .............................          244,626          (248,293)
          Accounts payable to shareholder ..............         (531,037)       (1,499,907)
          Accrued liabilities ..........................         (806,280)          599,969
                                                              -----------       -----------
    Net cash used in operating activities ..............       (2,005,028)       (2,207,014)

CASH FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ................         (234,794)       (1,278,469)
    Cash paid in connection with acquisition of Privilege            --          (3,196,373)
    Sale of short term investments, net ................        1,727,485         7,899,676
                                                              -----------       -----------
    Net cash provided by investing activities ..........        1,492,691         3,424,834

CASH FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) of long term debt ......             --              (9,884)
    Net borrowings (repayments) under line of credit ...         (352,000)         (724,000)
    Common stock purchased in connection with
      merger of RJS ....................................             --            (775,581)
    Proceeds from sale of stock ........................           11,047           376,906
                                                              -----------       -----------
    Net cash used in financing activities ..............         (340,953)       (1,132,559)

EFFECT OF EXCHANGE RATE ON CASH ........................           35,893           (10,791)
                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH ........................         (817,397)           74,470

CASH BALANCE, beginning of period ......................        1,740,905           729,055
                                                              -----------       -----------

CASH BALANCE, end of period ............................      $   923,508       $   803,525
                                                              ===========       ===========


    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.   BASIS OF PRESENTATION

     The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1995 and March 31, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for future quarters or the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1995 as filed in the Company's annual report on form 10K.

2.   BUSINESS COMBINATIONS

     Acquisition of Privilege, S.A.

     At January 1, 1996, the Company purchased all of the outstanding capital stock of Privilege SA ("Privilege"), a French company primarily engaged in the design, manufacture and distribution of custom color card printers. This transaction has been accounted for as a purchase for financial reporting purposes. Acquired in-process technology valued at $2,500,000 was expensed immediately. The purchase price paid by Eltron was approximately $3.2 million in cash and the assumption of approximately $1.3 million in trade liabilities and debt. The assets acquired by Eltron consisted of trade receivables, inventories, equipment and technology.

     The estimated fair values of the assets of Privilege acquired are summarized as follows:

Trade receivables.....................................................................     $   964,000
Inventories...........................................................................         370,000
Equipment and other tangible assets...................................................         328,000
In process research and development projects..........................................       2,500,000
Cost in excess of net assets acquired.................................................         397,000
                                                                                           ------------
                  Total...............................................................     $ 4,559,000
                                                                                           ============

        The results of operations relating to Privilege are included with those of the Company from January 1, 1996. Net revenues generated from Privilege operations totaled approximately $1,946,000 for the period from January 1, 1996 to March 31, 1996. The cost in excess of the net assets of Privilege acquired is being amortized on a straight-line basis over a five year period.

     Merger with RJS, Incorporated

     Effective March 1, 1996, the Company acquired RJS, Incorporated ("RJS") in a business combination accounted for as a pooling of interests. RJS is a manufacturer of bar code label printers, bar code verifiers and verified printing systems located in Monrovia, California. In accordance with the terms of the merger, Eltron paid $776,000 in cash and issued 322,991 shares of its Common Stock to the shareholders of RJS as consideration for all of the outstanding capital stock of RJS.

     The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. Earning per share data reflects the shares issued in the merger for all periods presented. Prior to February 1996, Eltron and RJS, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying financial statements.

     In connection with the merger, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. During the three months ended December 31, 1995, RJS reported sales of $3.0 million and a net loss of $19,000. In order to reflect this change in fiscal year-end, retained earnings has been decreased by RJS's net loss for the three months ended December 31, 1995. The consolidated financial statements for all periods prior to 1996 have not been restated to reflect RJS's change in fiscal year and include RJS's results of operations on a September 30 fiscal year end basis and Eltron on a December 31 calendar year basis.

     Combined and separate results of Eltron and RJS are as follows:

                    Unaudited Pro Forma Statements of Income
              for Eltron International, Inc. and RJS, Incorporated
                                 (in thousands)

                                           Eltron        RJS (a)     Adjustments      Combined
                                           ------        -------     -----------      --------
Three months ended March 31, 1995:
   Sales .........................        $ 8,919        $ 2,855        $ --          $11,774
   Income before taxes ...........          2,407            103           18           2,528
   Net income ....................          1,513             92           12           1,617

Year ended December 31, 1995:
   Sales .........................        $42,362        $12,764        $(154)        $54,972
   Income before taxes ...........         10,113            647           75          10,835
   Net income ....................          6,369            750           47           7,166

Year ended December 31, 1994:
   Sales .........................        $17,530        $11,863        $(117)        $29,276
   Income before taxes ...........          4,535            684           79           5,298
   Net income ....................          2,913            710           51           3,674

- ------------------------
(a) Statements of Operations for the year ended September 30, 1995 have been included for RJS.

     The unaudited pro forma financial statements reflect the following: (i) Eltron common shares issued and cash paid in connection with the merger; (ii) the elimination of interest expense and all outstanding borrowings under RJS's line of credit which was paid in full and terminated subsequent to the Merger;
(iii) the elimination of sales made between Eltron and RJS; (iv) the tax effect of the foregoing adjustments. Expenses totaling approximately $450,000 related to the merger have not been included in the unaudited pro forma financial statements. In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma financial statements have been made based on the terms and structure of the Merger. However, the preparation of pro forma financial information requires many assumptions which may differ from actual operations. These unaudited pro forma financial statements are not necessarily indicative of the actual results which the Company would have reported had the Merger occurred as of January 1, 1994 or 1995, nor do they purport to indicate the results of future operations.

3.    INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                      December 31,        March 31,
                                          1995              1996
                                      ------------       ------------
Subassemblies and raw materials        $ 8,569,233        $ 8,638,403
Work in process ...............            386,519          1,243,822
Finished goods ................          2,551,184          4,724,865
                                       -----------        -----------
                                       $11,506,936        $14,607,090
                                       ===========        ===========

4.       RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Eltron designs, manufactures and markets bar code label printers, software, and related accessories designed for use in Auto ID systems. The Company also designs, manufactures and markets thermal printers which allow users to create photo-realistic full color credit cards and drivers licenses on demand. Eltron manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from Eltron's ability to, at a lower cost, offer high-quality printers and related products with features comparable to or exceeding those of available competing products.

     The Company currently offers a full range of direct thermal and thermal transfer bar code printers, color card printers and custom print engines for applications such as airline ticketing. These printers, together with the Company's software, printer supplies and accessories, are sold by the Company through multiple distribution channels that include over 400 value added resellers, systems integrators, original equipment manufacturers and distributors located through out the world. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point-of-sale, health care, manufacturing, financial services and governmental licensing. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets.

     Eltron is currently seeking to expand its line of quality printers and related accessories to meet the needs of a broad range of end users and to be positioned as price and value leaders. Management is engaged in efforts to accomplish this expansion through both internal development efforts and strategic acquisitions and alliances. In the first quarter of 1996, the Company enhanced its market position through the acquisition of Privilege SA ("Privilege") and RJS, Incorporated ("RJS"). Privilege, located in Vardes, France, is a manufacturer of custom color card printers with 1995 sales in excess of $3 million. RJS, located in Monrovia, California, is a manufacturer of high speed thermal bar code printers, bar code verifiers and verified printing systems with 1995 sales in excess of $12 million.

     The acquisition of RJS has been accounted for as a pooling of interests for financial reporting purposes. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. In connection with the acquisition, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. The consolidated financial statements for all periods prior to 1996 have not been restated to reflect RJS's change in fiscal year, and include RJS's results of operations on a September 30 fiscal year end basis and Eltron on a December 31 calendar year basis.

STATEMENTS OF OPERATIONS DATA:

     The following table presents certain information derived from the Company's Statements of Operations for the three month periods ended March 31, 1995 and 1996, expressed as a percentage of sales.

                                                                          1995           1996
                                                                         ------         ------
SALES .........................................................          100.0%         100.0%
COST OF SALES .................................................           53.8           53.9
                                                                         -----          -----
    Gross profit ..............................................           46.2           46.1
OPERATING EXPENSES:
    Selling, general and administrative .......................           20.7           19.6
    Research and product development ..........................            4.5            6.5
    Write off of acquired in process technology and other costs
        associated with acquisitions ..........................            --            16.8
                                                                         -----          -----

INCOME FROM OPERATIONS ........................................           21.0            3.2
OTHER (INCOME) EXPENSE:
    Interest, net .............................................           (0.3)          (0.2)
                                                                         -----          -----
INCOME BEFORE PROVISION FOR INCOME TAXES ......................           21.3            3.4
PROVISION FOR INCOME TAXES ....................................            7.7            7.3
                                                                         -----          -----
NET INCOME (LOSS) .............................................           13.6%          (3.9)%
                                                                         =====          =====

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1996:

     Sales:

     Sales for the three months ended March 31, 1996 totaled $19.0 million, an increase of $7.2 million or 62% over sales for the same period in 1995 which totaled $11.8 million. This increase in sales can be attributed to wider market acceptance of the Company's bar code printers, higher than anticipated demand from the Company's largest customer, United Parcel Service ("UPS") as well as increased supply sales.

     Sales for the three months ended March 31, 1996 were also bolstered by the inclusion of a full quarter's operations for Donner and Privilege, which were acquired in September 1995 and January 1996, respectively. Donner and Privilege accounted for $1.0 million and $1.9 million respectively, of sales reported for the first quarter of 1996 and are not included in results for the first quarter of 1995.

     In both 1995 and 1996 sales of printers were enhanced by increased sales to UPS, which contributed approximately $3.2 million and $6.1 million to sales in to the first quarter of 1995 and 1996, respectively. Although the Company had outstanding orders from UPS in excess of $4.0 million as of March 31, 1996, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the first quarter of 1995 or 1996.

     Gross profit:

     Gross profit for the three months ended March 31, 1996 totaled
$8.8 million, an increase of $3.3 million or 61% over gross profit for the same period in 1995. As a percentage of revenues, gross profit remained consistent at 46% for the three month periods ended March 31, 1995 and 1996.

     Sales to high volume customers or OEMs are typically transacted at a price which yields a lower than average gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Sales of supplies are typically made at lower than average gross margins, as a result of general market conditions and the commodity nature of these products. During the period from September 1995 to February 1996 the Company completed the acquisition of two companies: Donner and Privilege. These companies had aggregate 1995 sales of approximately $5 million. These companies have historically exhibited gross margins which are lower than Eltron's. Although management is currently seeking to increase the gross margins of these subsidiaries, there can be no assurance that gross margins similar to Eltron's will be achieved. As a result, management believes that it is not reasonable to assume that the 46% gross margin exhibited in the first quarter of 1996 will necessarily be maintained in the future.

     Selling, general and administrative expenses:

     Selling, general and administrative expenses as a percentage of sales were 20% and 21% for 1996 and 1995, respectively. Selling, general and administrative expenses decreased as a percentage of sales in the first quarter of 1996 when compared to the first quarter of 1995. On an absolute dollar basis, selling, general and administrative expenses increased
$1.3 million or 53%. $0.6 million of this increase relates to Donner and Privilege, whose operating results were included in the first quarter of 1996 and are not included in results for the first quarter of 1995.

     The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company chooses to enter.

     Research and development expenses:

     Research and development expenses as a percentage of sales were 7% and 5% for 1996 and 1995, respectively. Research and development expenses increased as a percentage of sales in the first quarter of 1996 when compared to the first quarter of 1995. This increase related primarily to increased efforts to develop new products. On an absolute dollar basis, research and development expenses increased $0.7 million or 132%. $0.1 million of this increase relates to Privilege, whose operating results were included the first quarter of 1996 and are not included in results for the first quarter of 1995.

     The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon.

     Write off of acquired in process technology and other costs associated with acquisitions. In the first quarter of 1996, in-process technology valued at $2.5 million was purchased in connection with the acquisition of Privilege and expensed immediately. In addition, costs related to the acquisition of Privilege and RJS totaling $0.7 million were incurred and expensed during the first quarter of 1996. These costs are not deductible for income tax purposes.

     Provision for income taxes:

     The provision for income taxes for the three months ended March 31, 1996 was $1.4 million, or approximately 216% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109 which have been substantially offset by purchased in-process technology and other acquisition related costs totaling $3.2 million which were expensed in the first quarter of 1996. The tax effect of these non-deductible expense have been fully reflected in the first quarter of 1996 and will not impact the remaining quarters to be reported for the year. The Company's provision for income taxes for the first three months of 1995 was $0.9 million or 36% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Eltron's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit and cash provided by public offerings of its common stock which generated $6.1 million and $16.7 million in 1994 and 1995, respectively.

     In the three months ended March 31, 1996, operating activities used $2.2 million as compared to $2.0 million used during the same period in 1995. In the first quarter of 1996, cash was used as a result of increases in accounts receivable and inventories of $1.5 million and $2.4 million, respectively, which were offset by cash provided by decreases in prepaid assets and accrued liabilities which totaled $1.3 million.

     In the three months ended March 31, 1996, investing activities provided cash totaling $3.4 million as compared to $1.5 million during the same period in 1995. During the first quarter of 1996, a cash payment of $3.2 million was made in connection with the acquisition of Privilege. In addition cash was used to purchase approximately $1.3 million in equipment. These purchases were offset by the sale of short term investments which provided $7.9 million.

     In the three months ended March 31, 1996, financing activities used cash totaling $1.1 million. $0.7 million related to the repayment of net borrowings under bank lines of credit. $0.8 million was used to repurchase common shares in connection with the merger with RJS. These uses of cash were partially offset by cash generated by the purchase of common shares under the company's incentive stock option plans which generated $0.4 million.

     On May 5, 1996 the Company's line of credit expired. At March 31, 1996, no amounts were outstanding under the line of credit. The Company is currently in negotiation to procure a new bank line of credit.

     The Company did not have any significant capital commitments as of March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         Exhibit 11.1 - Computation of Earnings per Share

         Exhibit 27   - Financial Data Schedule


(b)      REPORTS ON FORM 8-K:

     1. Form 8-K filed February 6, 1996 (Date of event: January 20, 1996) relating to the acquisition of Privilege S.A.

     2. Form 8-K filed February 6, 1996 (Date of event: March 1, 1996) relating to the merger with RJS, Incorporated, as amended by Form 8-K-A filed May 14, 1996 (Date of event: March 1, 1996).



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        ELTRON INTERNATIONAL, INC.



Date:   5/14/96                         By: /s/ Donald K. Skinner
     --------------                        ------------------------------------
                                           Donald K. Skinner
                                           President and Chief Executive Officer



Date:   5/14/96                         By: /s/ Daniel C. Toomey, Jr.
     --------------                        ------------------------------------
                                           Daniel C. Toomey, Jr.
                                           Vice President Finance
                                           and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                     Sequential
Exhibit                                                               Numbered
Number                   Title                                          Page
- -------                  -----                                       ----------

 11.1     --   Computation of Earnings per Share

 27.      --   Financial Data Schedule
