Form 10-Q/A
period 1996-03-31
ELTRON INTERNATIONAL INC
filed 1996-06-24
CIK 915910

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549
                               -------------------


                                   Form 10-Q-A


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
                               -------------------

Transitional Small Business Disclosure Format (Check one): Yes    ; No X
                                                               ---    ---

                           ELTRON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS



                                                                                        December, 31          March, 31
                                                                                            1995                 1996
                                                                                        ------------         ------------
CURRENT ASSETS:
     Cash ......................................................................        $    729,055         $    803,525
     Short term investments ....................................................          15,552,076            7,652,400
     Accounts receivable, net of allowance for doubtful accounts of $367,468 and
       $371,136, respectively ..................................................           9,397,603           11,649,490
     Inventories ...............................................................          11,506,936           14,607,090
     Prepaid expenses and other current assets .................................           3,037,891            2,500,343
                                                                                        ------------         ------------
         Total current assets ..................................................          40,223,561           37,212,848

PROPERTY AND EQUIPMENT, net ....................................................           3,769,436            4,955,948
COST IN EXCESS OF NET ASSETS ACQUIRED, net .....................................             962,305            1,325,230
OTHER ASSETS ...................................................................             668,923              616,226
                                                                                        ------------         ------------
                                                                                        $ 45,624,225         $ 44,110,252
                                                                                        ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Borrowings under line of credit ...........................................        $    768,000         $         --
     Accounts payable ..........................................................           4,091,008            4,920,515
     Accounts payable to shareholder ...........................................           1,816,909              317,002
     Accrued liabilities .......................................................           2,011,816            3,037,670
                                                                                        ------------         ------------
     Total current liabilities .................................................           8,687,733            8,275,187

LONG TERM OBLIGATION ...........................................................             751,313              821,466
COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred stock, 10,000,000 shares authorized of which none are outstanding                  --                   --
     Common stock, no par value:
         Authorized -- 30,000,000 shares
         Issued and outstanding -- 6,809,966  and 7,190,162 shares, respectively          23,990,634           23,591,959
     Cumulative translation adjustment .........................................             (13,733)             (24,524)
     Retained earnings .........................................................          12,208,278           11,446,164
                                                                                        ------------         ------------
         Total shareholders' equity ............................................          36,185,179           35,013,599
                                                                                        ------------         ------------
                                                                                        $ 45,624,225         $ 44,110,252
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



Date:   6/17/96                         By: /s/ Donald K. Skinner
     --------------                        ------------------------------------
                                           Donald K. Skinner
                                           President and Chief Executive Officer



Date:   6/17/96                         By: /s/ Daniel C. Toomey, Jr.
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
