Form 10-Q
period 1996-06-30
ELTRON INTERNATIONAL INC
filed 1996-08-14
CIK 915910

                    U.S. Securities and Exchange Commission
                            WASHINGTON, D.C.  20549
                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to _____________

                              ___________________

                        Commission file number:  0-23342
                              ___________________

                           ELTRON INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)

                   California                               95-4302537
        (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                Identification No.)

                                41 Moreland Road
                         Simi Valley, California  93065
                    (Address of principal executive offices)

                                 (805) 579-1800
                          (Issuer's telephone number)
                              ___________________

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X      No
                                      ---        ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                  Yes         No
                                      ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,231,874 common shares as of July 30, 1996.
                              ___________________

      Transitional Small Business Disclosure Format (Check one):  Yes ___;  No X

                           ELTRON INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS


                                                                               December 31,      June 30,
                                                                                  1995             1996
                                                                               -----------      -----------
 CURRENT ASSETS:
    Cash                                                                       $   729,055      $ 3,278,520
    Short term investments                                                      15,552,076        6,312,078
    Accounts receivable, net of allowance for doubtful accounts of $367,468
    and $325,105, respectively                                                   9,397,603       13,251,109
    Inventories                                                                 11,506,936       13,804,791
    Prepaid expenses and other current assets                                    3,037,891        2,361,077
                                                                               -----------      -----------
        Total current assets                                                    40,223,561       39,007,575

 PROPERTY AND EQUIPMENT, net                                                     3,769,436        5,863,114
 COST IN EXCESS OF NET ASSETS ACQUIRED, net                                        962,305        1,256,713
 OTHER ASSETS                                                                      668,923        1,263,578
                                                                               -----------      -----------
                                                                               $45,624,225      $47,390,980
                                                                               ===========      ===========


                                              LIABILITIES AND SHAREHOLDERS' EQUITY


 CURRENT LIABILITIES:
    Borrowings under line of credit  . . . . . . . . . . . . . . . . . . . . . $   768,000      $    --
    Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,091,008        4,386,990
    Accounts payable to shareholder  . . . . . . . . . . . . . . . . . . . . .   1,816,909        1,040,974
    Accrued liabilities .  . . . . . . . . . . . . . . . . . . . . . . . . . .   2,011,816        3,269,914
                                                                               -----------      -----------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .   8,687,733        8,697,878

 LONG TERM OBLIGATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     751,313          814,739
 COMMITMENTS

 SHAREHOLDERS' EQUITY:
   Preferred stock, 10,000,000 shares authorized of which none are outstanding      --               --
   Common stock, no par value:
     Authorized -- 30,000,000 shares
     Issued and outstanding -- 6,809,966  and 7,219,637 shares,  respectively   23,990,634       23,644,840
   Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . .     (13,733)         (37,024)
   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,208,278       14,270,547
                                                                               -----------      -----------
     Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .  36,185,179       37,878,363
                                                                               -----------      -----------
                                                                               $45,624,225      $47,390,980
                                                                               ===========      ===========



   The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                             1995             1996             1995            1996
                                                             ----             ----             ----            ----
SALES . . . . . . . . . . . . . . . . . . . . . . .      $12,180,973      $22,729,508      $23,955,439      $41,748,693
COST OF SALES . . . . . . . . . . . . . . . . . . .        6,739,021       12,788,900       13,068,928       23,040,441
                                                         -----------      -----------      -----------      -----------
   Gross profit   . . . . . . . . . . . . . . . . .        5,441,952        9,940,608       10,886,511       18,708,252

OPERATING EXPENSES:
   Selling, general and administrative  . . . . . .        2,473,690        4,161,827        4,915,450        7,897,495
   Research and product development   . . . . . . .          691,745        1,279,083        1,223,703        2,516,554
   Write off of acquisition expenses  . . . . . . .               --               --               --        3,198,555

INCOME FROM OPERATIONS  . . . . . . . . . . . . . .        2,276,517        4,499,698        4,747,358        5,095,648

OTHER (INCOME) EXPENSE:
   Interest, net  . . . . . . . . . . . . . . . . .          (41,304)         (19,315)         (54,233)         (69,590)
   Other, net   . . . . . . . . . . . . . . . . . .           59,460               --           33,460            7,644
                                                         -----------      -----------      -----------      -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES   . . . . . . . . . . . . . . .        2,258,361        4,519,013        4,768,131        5,157,594

PROVISION FOR INCOME TAXES  . . . . . . . . . . . .          763,978        1,694,630        1,643,046        3,075,999
                                                         -----------      -----------      -----------      -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . .      $ 1,494,383      $ 2,824,383      $ 3,125,085      $ 2,081,595
                                                         ===========      ===========      ===========      ===========
NET INCOME PER COMMON SHARE . . . . . . . . . . . .      $      0.21      $      0.36      $      0.45      $      0.27
                                                         ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING  . . . . . . . . . . . . .        7,082,623        7,755,725        6,917,270        7,768,861
                                                         ===========      ===========      ===========      ===========





   The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                        FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 1995 AND 1996
                                  (UNAUDITED)



                                                                                               1995            1996
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,125,085     $  2,081,595
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .           204,366          648,666
      Write off of purchased in-process technology  . . . . . . . . . . . . . . . .                --        2,500,000

      Changes in assets and liabilities; Net of effect from acquisitions:
          Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .        (1,932,943)      (3,121,449)
          Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,117,572)      (1,555,904)
          Prepaids and other assets . . . . . . . . . . . . . . . . . . . . . . . .          (648,702)         228,387
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (249,386)        (781,818)
          Accounts payable to shareholder . . . . . . . . . . . . . . . . . . . . .          (871,551)        (775,936)
          Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,140,753)         832,214
                                                                                         ------------     ------------
   Net cash provided by (used in) operating activities  . . . . . . . . . . . . . .        (2,631,456)          55,755

CASH FROM INVESTING ACTIVITIES:
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . . .          (609,412)      (2,440,219)
   Cash paid in connection with acquisition of Privilege  . . . . . . . . . . . . .                         (3,196,373)
   Sale of short term investments, net  . . . . . . . . . . . . . . . . . . . . . .       (13,190,766)       9,239,998
                                                                                         ------------     ------------
   Net cash provided by (used in) investing activities  . . . . . . . . . . . . . .       (13,800,178)       3,603,406

CASH FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of long term debt. . . . . . . . . . . . . . . . . .            (4,000)         (16,611)
   Net borrowings (repayments) under line of credit . . . . . . . . . . . . . . . .          (350,000)        (724,000)
   Common stock purchased in connection with merger of RJS  . . . . . . . . . . . .                           (775,581)
   Proceeds from sale of stock  . . . . . . . . . . . . . . . . . . . . . . . . . .        16,398,537          429,787
                                                                                         ------------     ------------
   Net cash provided by (used in) financing activities  . . . . . . . . . . . . . .        16,044,537       (1,086,405)


EFFECT OF EXCHANGE RATE ON CASH . . . . . . . . . . . . . . . . . . . . . . . . . .            24,293          (23,291)
                                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .          (362,804)       2,549,465

CASH BALANCE, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .         1,740,905          729,055
                                                                                         ------------     ------------

CASH BALANCE, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,378,101     $  3,278,520
                                                                                         ============     ============




   The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

1.  BASIS OF PRESENTATION

    The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and June 30, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for future quarters or the full year.

    The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1995 as filed in the Company's annual report on form 10K.

2.  BUSINESS COMBINATIONS

    Acquisition of Privilege S.A.

    At January 1, 1996, the Company purchased all of the outstanding capital stock of Privilege S.A. ("Privilege"), a French company primarily engaged in the design, manufacture and distribution of custom color card printers. This transaction has been accounted for as a purchase for financial reporting purposes. Acquired in-process technology valued at $2,500,000 was expensed immediately. The purchase price paid by Eltron was approximately $3.2 million in cash and the assumption of approximately $1.3 million in trade liabilities and debt. The assets acquired by Eltron consisted of trade receivables, inventories, equipment and technology.

    The estimated fair values of the assets of Privilege acquired are summarized as follows:

            Trade receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   964,000
            Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       370,000
            Equipment and other tangible assets . . . . . . . . . . . . . . . . . . . . . . .       328,000
            In process research and development projects  . . . . . . . . . . . . . . . . . .     2,500,000
            Cost in excess of net assets acquired . . . . . . . . . . . . . . . . . . . . . .       397,000
                                                                                                -----------
                            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,559,000
                                                                                                ===========

    The results of operations relating to Privilege are included with those of the Company from January 1, 1996. Net revenues generated from Privilege operations totaled approximately $4,292,859 for the period from January 1, 1996 to June 30, 1996. The cost in excess of the net assets of Privilege acquired is being amortized on a straight-line basis over a five year period.

    Merger with RJS, Incorporated

    Effective March 1, 1996, the Company acquired RJS, Incorporated ("RJS") in a business combination accounted for as a pooling of interests. RJS is a manufacturer of bar code label printers, bar code verifiers and verified printing systems located in Monrovia, California. In accordance with the terms of the merger, Eltron paid $776,000 in cash (in lieu of 22,861 shares of Eltron Common Stock) and issued 322,991 shares of its Common Stock to the shareholders of RJS as consideration for all of the outstanding capital stock of RJS.

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

    In connection with the merger, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. During the three months ended December 31, 1995, RJS reported sales of $3.0 million and a net loss of $19,000. In order to reflect this change in fiscal year-end, retained earnings has been decreased by RJS' net loss for the three months ended December 31, 1995. The consolidated financial statements for all periods prior to 1996 have not been restated to reflect RJS' change in fiscal year and include RJS' results of operations on a September 30 fiscal year end basis and Eltron on a December 31 calendar year basis.

    A reconciliation of net sales and net income previously reported to net sales and net income as adjusted to reflect the merger is as follows:

                                           Period Ended June 30 ,1995         Year Ended December 31,
                                           --------------------------         -----------------------
                                          Three Months     Six Months           1995            1994
                                          ------------     ----------           ----            -----
Sales:
  As previously reported:
    By Eltron.........................   $  8,904,973     $  17,824,439     $ 42,361,064     $ 17,530,490
    By RJS (a)........................      3,276,000         6,131,000       12,610,000       11,746,000
                                         ------------     -------------     ------------     ------------
  As restated                            $ 12,180,973     $  23,955,439     $ 54,971,064     $ 29,276,490
                                         ============     =============     ============     ============
Net Income:
  As previously reported:
    By Eltron.........................   $  1,336,383     $   2,849,085     $  6,369,701     $  2,913,204
    By RJS (a)........................        127,000           219,000          750,000          710,000
                                         ------------     -------------     ------------     ------------
  As restated                            $  1,494,383     $   3,125,085     $  7,119,701     $  3,623,204
                                         ============     =============     ============     ============


3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                                              December 31,            June 30,
                                                                                  1995                  1996
                                                                              -----------           -----------
                Subassemblies and raw materials............................   $ 8,569,233           $ 9,037,092
                Work in process............................................       386,519             1,645,521
                Finished goods.............................................     2,551,184             3,122,178
                                                                              -----------           -----------
                                                                              $11,506,936           $13,804,791
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

    Eltron is currently seeking to expand its line of quality printers and related accessories to meet the needs of a broad range of end users and to be positioned as price and value leaders. Management is engaged in efforts to accomplish this expansion through both internal development efforts and strategic acquisitions and alliances. In the first quarter of 1996, the Company enhanced its market position through the acquisition of Privilege S.A. ("Privilege") and RJS, Incorporated ("RJS"). Privilege, located in Varades, France, is a manufacturer of custom color card printers with 1995 sales in excess of $3 million. RJS, located in Monrovia, California, is a manufacturer of high speed thermal bar code printers, bar code verifiers and verified printing systems with 1995 sales in excess of $12 million.

    The acquisition of RJS has been accounted for as a pooling of interests for financial reporting purposes. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. In connection with the acquisition, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. The consolidated financial statements for all periods prior to 1996 have not been restated to reflect RJS' change in fiscal year, and include RJS' results of operations on a September 30 fiscal year end basis and Eltron on a December 31 calendar year basis.

RESULTS OF OPERATIONS:

    The following table presents certain information derived from the Company's Statements of Operations for the three and six month periods ended June 30, 1995 and 1996, expressed as a percentage of sales.


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                              --------                          --------
                                                        1995             1996             1995             1996
                                                        ----             ----             ----             ----
SALES . . . . . . . . . . . . . . . . . . . . . . . .  100.0%           100.0%           100.0%           100.0%

COST OF SALES . . . . . . . . . . . . . . . . . . . .   55.3             56.3             54.6             55.2
                                                       -----            -----            -----            -----
   Gross profit   . . . . . . . . . . . . . . . . . .   44.7             43.7             45.4             44.3
OPERATING EXPENSES:
   Selling, general and administrative  . . . . . . .   20.3             18.3             20.5             18.9
   Research and product development   . . . . . . . .    5.7              5.6              5.1              6.0
   Write off of acquisition expenses  . . . . . . . .    0.0              0.0              0.0              7.7
                                                       -----            -----            -----            -----
INCOME FROM OPERATIONS  . . . . . . . . . . . . . . .   18.7             19.8             19.8             12.2

OTHER (INCOME) EXPENSE:
   Interest, net  . . . . . . . . . . . . . . . . . .    0.2              (.1)             (.1)             (.2)
                                                       -----            -----            -----            -----
INCOME BEFORE PROVISION
      FOR INCOME TAXES  . . . . . . . . . . . . . . .   18.5             19.9             19.9             12.4

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . .    6.2              7.5              6.9              7.4
                                                       -----            -----            -----            -----
NET INCOME  . . . . . . . . . . . . . . . . . . . . .   12.3%            12.4%            13.0%             5.0%
                                                       =====            =====            =====            =====

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996:

SALES:

    Sales for the three months ended June 30, 1996 totaled $22.7 million, an increase of $10.5 million or 87% over sales for the same period in 1995 which totaled $12.2 million. Sales for the six months ended June 30, 1996 totaled $41.7 million, an increase of $17.8 million or 74% over sales for the same period in 1995 which totaled $23.9 million. This increase in sales can be attributed to wider market acceptance of the Company's bar code printers, initial market acceptance of the Company's P-300 color card printers, higher than anticipated demand from the Company's largest customer, United Parcel Service ("UPS") as well as increased supply sales. Sales were also bolstered by the inclusion of operating results for Donner and Privilege, which were acquired in September 1995 and January 1996, respectively.

    Throughout 1996 sales of printers have been enhanced by increased sales to UPS, which contributed approximately $4.1 million and $8.6 million to sales for the three month periods ended June 30, 1995 and 1996, respectively. Sales to UPS contributed approximately $7.3 million and $14.7 million to sales for the six month periods ended June 30, 1995 and 1996, respectively. Although the Company had outstanding orders from UPS in excess of $5.0 million as of June 30, 1996, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the first quarter of 1995 or 1996.

GROSS PROFIT:

    Gross profit for the three months ended June 30, 1996 totaled $9.9 million, an increase of $4.5 million or 83% over gross profit for the same period in 1995. As a percentage of revenues, gross profit decreased 1% to 44% for the second quarter of 1996 from 45% in the second quarter of 1995.

    Gross profit for the six months ended June 30, 1996 totaled $18.7 million, an increase of $7.8 million or 72% over gross profit for the same period in 1995. As a percentage of revenues, gross profit decreased 1% to 45% for the second quarter of 1996 from 46% in the second quarter of 1995.

    Sales to high volume customers or OEMs are typically transacted at a price which yields a lower than average gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Sales of supplies are typically made at lower than average gross margins, as a result of general market conditions and the commodity nature of these products. During the period from September 1995 to February 1996 the Company completed the acquisition of two companies: Donner and Privilege. These companies had aggregate 1995 sales of approximately $5 million. These companies have historically exhibited gross margins which are lower than Eltron's. Although management is currently seeking to increase the gross margins of these subsidiaries, there can be no assurance that gross margins similar to Eltron's will be achieved. As a result, management believes that it is not reasonable to assume that the 44% gross margin exhibited in the second quarter of 1996 will necessarily be maintained in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

    Selling, general and administrative expenses as a percentage of sales were 18% and 20% for the three months ended June 30, 1996 and 1995, respectively. Selling, general and administrative expenses decreased as a percentage of sales in the second quarter of 1996 when compared to the second quarter of 1995. On an absolute dollar basis, selling, general and administrative expenses increased $1.7 million or 68%. $.8 million of this increase relates to Donner and Privilege, whose operating results were included in the second quarter of 1996 and are not included in results for the second quarter of 1995.

     Selling, general and administrative expenses as a percentage of sales were 19% and 21% for the six months ended June 30, 1996 and 1995, respectively. Selling, general and administrative expenses decreased as a percentage of sales in the first half of 1996 when compared to the first half of 1995. On an absolute dollar basis, selling, general and administrative expenses increased $3.0 million or 61%. $1.4 million of this increase relates to Donner and Privilege, whose operating results were included in the first half of 1996 and are not included in results for the first half of 1995.

    The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company chooses to enter.

RESEARCH AND DEVELOPMENT EXPENSES:

    Research and development expenses as a percentage of sales were 5% and 6% for the three months ended June 30, 1996 and 1995, respectively. Research and development expenses remained consistent as a percentage of sales in the second quarter of 1996 when compared to the second quarter of 1995.

    Research and development expenses as a percentage of sales were 6% and 5% for the six months ended June 30, 1996 and 1995, respectively. Research and development expenses increased as a percentage of sales in the second quarter of 1996 when compared to the second quarter of 1995. This increase related primarily to increased efforts to develop new products.

    The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon.

WRITE OFF OF ACQUIRED IN PROCESS TECHNOLOGY AND OTHER COSTS ASSOCIATED WITH
ACQUISITIONS:

    In the first quarter of 1996, in-process technology valued at $2.5 million was purchased in connection with the acquisition of Privilege and expensed immediately. In addition, costs related to the acquisition of Privilege and RJS totaling $0.7 million were incurred and expensed during the first quarter of 1996. These costs are not deductible for income tax purposes and are included in operating results for the six month period ending June 30, 1996.

PROVISION FOR INCOME TAXES:

    The provision for income taxes for the three months ended June 30, 1996 was $1,694,000 or 37% of pretax income, is based on the Company's expected tax rate for the full year and reflects the utilization of certain tax credits and current benefit of the recognition of deferred tax assets under SFAS 109. The Company's provision for income taxes for the three months ended June 30, 1995 was $764,000 or 34% of pretax income.

    The provision for income taxes for the six months ended June 30, 1996 was $3.1 million, or approximately 60% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109 which have been substantially offset by purchased in-process technology and other acquisition related costs totaling $3.2 million which were expensed in the first quarter of 1996. The tax effect of these non-deductible expense were fully reflected in the first quarter of 1996 and are included in results of operations for the six month period ended June 30 ,1996. The Company's provision for income taxes for the first six months of 1995 was $1.6 million or 35% of pretax income.

 LIQUIDITY AND CAPITAL RESOURCES

    Historically, Eltron's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit and cash provided by public offerings of its common stock which generated $6.1 million and $16.7 million in 1994 and 1995, respectively.

    During the six months ended June 30, 1996, operating activities provided cash totaling $56,000 as compared to using cash of $2.6 million during the same period in 1995. Significant changes in the first six months of 1996 included cash used resulting from increases in accounts receivable and inventory of $3.1 million and $1.6 million, respectively, which was partially offset by decrease in trade payables and accrued liabilities totaling $.7 million.

    During the six months ended June 30, 1996, investing activities provided cash totaling $3.6 million. This was primarily due to the sale of $9.2 million in short term investments. In addition, the Company purchased property and equipment totaling $26.4 million during the first six months of 1996 as compared to $517,000 of equipment purchased during the first six months of 1995.

    During the six months ended June 30, 1996, financing activities used cash totaling $1.1 million as compared to $16.1 million provided during the same period in 1995. In 1995, cash from financing activities was provided by the sale of 850,000 shares of the Company's common stock in a follow-on offering which generated net proceeds of $16.7 million. On May 5, 1996 the Company's line of credit expired. The Company is currently in negotiation to procure a new bank line of credit.

    The Company did not have any material capital commitments as of June 30, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       ELTRON INTERNATIONAL, INC.



Date:   July 14, 1996                  By: /s/ Daniel C. Toomey, Jr.
     ---------------------                ---------------------------------
                                           Daniel C. Toomey, Jr.
                                           Vice President Finance
                                           and Chief Financial Officer

PART L, ITEM L   TWELVE MONTHS EARNINGS STATEMENT

    The following is a Statement of Operations for the twelve month period ending June 30, 1996. This earnings statement for the twelve month period ending June 30, 1996 covers a period of twelve months beginning one and a half months after the effective date of the Company's Registration Statement (File No. 33-9148) for its secondary offering, and is hereby made available to security holders pursuant to Rule 158 of the Securities Act of 1933, as amended.

                           ELTRON INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS


                                                                                         Twelve month
                                                                                         period ended
                                                                                         June 30,1996
                                                                                         ------------
            SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $72,918,319
            COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40,248,990
            Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32,669,329

            OPERATING EXPENSES:
            Selling, general and administrative . . . . . . . . . . . . . . . . . . . .   14,395,337
            Research and product development. . . . . . . . . . . . . . . . . . . . . .    4,224,855
            Write off of acquisition expenses . . . . . . . . . . . . . . . . . . . . .    3,198,555

            INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .   10,850,582

            OTHER (INCOME) EXPENSE:
            Interest, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (393,815)
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,471

            INCOME BEFORE PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . .   11,149,926

            PR0VISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .    5,073,715

            NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,076,211

            NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . . . . .         0.84

            WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . .    7,219,637