Form 10-Q
period 1996-09-30
ELTRON INTERNATIONAL INC
filed 1996-11-14
CIK 915910

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                               -------------------

                                    Form 10-Q

                               -------------------

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1996.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period  from            to

                               -------------------

                         Commission file number: 0-23342

                               -------------------

                           ELTRON INTERNATIONAL, INC.
           (Exact name of business issuer as specified in its charter)

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

                               -------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,271,876 common shares as of October 31, 1996.

                               -------------------

Transitional Small Business Disclosure Format (Check one):  Yes   ;  No X
                                                               ---     ---

                           ELTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                                       December 31,      September 30,
                                                                                           1995              1996
                                                                                       -----------        -----------
CURRENT ASSETS:
    Cash .......................................................................       $   729,055        $ 1,619,458
    Short term investments .....................................................        15,552,076          7,869,645
    Accounts receivable, net of allowance for doubtful accounts of $325,105 and
    $367,468, respectively .....................................................         9,397,603         13,752,766
    Inventories ................................................................        11,506,936         15,897,451
    Prepaid expenses and other current assets ..................................         3,037,891          2,318,113
                                                                                       -----------        -----------
     Total current assets ......................................................        40,223,561         41,457,433

PROPERTY AND EQUIPMENT, net ....................................................         3,769,436          6,804,846
COST IN EXCESS OF NET ASSETS ACQUIRED, net .....................................           962,305          1,188,529
OTHER ASSETS ...................................................................           668,923            826,496
                                                                                       -----------        -----------
                                                                                       $45,624,225        $50,277,304
                                                                                       ===========        ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under line of credit ............................................       $   768,000        $        --
    Accounts payable ...........................................................         4,091,008          5,468,442
    Accounts payable to shareholder ............................................         1,816,909             11,620
    Accrued liabilities ........................................................         2,011,816          3,360,514
                                                                                       -----------        -----------
    Total current liabilities ..................................................         8,687,733          8,840,576

LONG TERM OBLIGATION ...........................................................           751,313            811,313
COMMITMENTS ....................................................................                --                 --

SHAREHOLDERS' EQUITY:
    Preferred stock, 10,000,000 shares authorized of which none are outstanding                 --                 --
    Common stock, no par value:
     Authorized - 30,000,000 shares
     Issued and outstanding -- 6,809,966  and 7,260,884 shares, respectively ...        23,990,634         23,684,473
    Cumulative translation adjustment ..........................................           (13,733)           (24,524)
    Retained earnings ..........................................................        12,208,278         16,965,466
                                                                                       -----------        -----------
     Total shareholders' equity ................................................        36,185,179         40,625,415
                                                                                       -----------        -----------
                                                                                       $45,624,225        $50,277,304
                                                                                       ===========        ===========



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                  1995               1996               1995              1996
                                                  ----               ----               ----              ----
SALES .................................       $14,291,529        $24,013,347        $38,246,968        $65,762,040
COST OF SALES .........................         7,763,162         14,054,850         20,832,090         37,095,291
                                              -----------        -----------        -----------        -----------
    Gross profit ......................         6,528,367          9,958,497         17,414,878         28,666,749

OPERATING EXPENSES:
    Selling, general and administrative         3,064,826          4,343,390          7,980,276         12,240,885
    Research and product development ..           827,980          1,391,068          2,051,683          3,907,622
    Write off of acquisition expenses .                --                 --                 --          3,198,555

INCOME FROM OPERATIONS ................         2,635,561          4,224,039          7,382,919          9,319,687

OTHER (INCOME) EXPENSE:
    Interest, net .....................          (156,661)           (62,307)          (210,894)          (131,897)
    Other, net ........................            57,047              5,396             90,507             13,040
                                              -----------        -----------        -----------        -----------

INCOME BEFORE PROVISION
    FOR INCOME TAXES ..................         2,735,175          4,280,950          7,503,306          9,438,544

PROVISION FOR INCOME TAXES ............           976,003          1,605,356          2,619,049          4,681,355
                                              -----------        -----------        -----------        -----------

NET INCOME ............................       $ 1,759,172        $ 2,675,594        $ 4,884,257        $ 4,757,189
                                              ===========        ===========        ===========        ===========

NET INCOME PER COMMON SHARE ...........       $      0.23        $      0.34        $      0.68        $      0.61
                                              ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING .............         7,715,117          7,891,702          7,201,444          7,826,934
                                              ===========        ===========        ===========        ===========



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)



                                                                                             1995               1996
                                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................................       $  4,884,257        $ 4,757,189
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ............................................            377,869          1,054,620
       Write off of purchased in-process technology .............................                 --          2,500,000

       Changes in assets and liabilities; Net of effect from acquisitions:
          Accounts receivable, net ..............................................         (2,876,822)        (3,623,106)
          Inventories ...........................................................         (2,271,757)        (3,648,564)
          Prepaids and other assets .............................................           (633,918)           708,433
          Accounts payable ......................................................            493,123            299,634
          Accounts payable to shareholder .......................................           (611,372)        (1,805,290)
          Accrued liabilities ...................................................           (846,211)           922,814
                                                                                        ------------        -----------
    Net cash provided by (used in) operating activities .........................         (1,484,831)         1,165,730

CASH FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .........................................         (1,232,856)        (3,700,396)
    Cash paid in connection with acquisition of Privilege .......................                 --         (3,196,373)
    Sale of short term investments, net .........................................        (13,378,192)         7,682,431
                                                                                        ------------        -----------
    Net cash provided by (used in) investing activities .........................        (14,611,048)           785,662

CASH FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) of long term debt ...............................             (6,000)           (20,037)
    Net borrowings (repayments) under line of credit ............................           (973,000)          (724,000)
    Common stock purchased in connection with merger of RJS .....................                 --           (775,581)
    Proceeds from sale of stock .................................................         16,377,339            469,420
                                                                                        ------------        -----------
    Net cash provided by (used in) financing activities .........................         15,398,339         (1,050,198)


EFFECT OF EXCHANGE RATE ON CASH .................................................             29,688            (10,791)
                                                                                        ------------        -----------

NET INCREASE (DECREASE) IN CASH .................................................           (667,852)           890,403

CASH BALANCE, beginning of period ...............................................          1,740,905            729,055
                                                                                        ------------        -----------
CASH BALANCE, end of period .....................................................       $  1,073,053        $ 1,619,458
                                                                                        ============        ===========



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

     The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and September 30, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for future quarters or the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1995 as filed in the Company's annual report on Form 10K as amended by Form 10-K-A.

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

     The estimated fair values of the assets of Privilege acquired are summarized as follows:

Trade receivables.....................................      $  964,000
Inventories...........................................         370,000
Equipment and other tangible assets...................         328,000
In process research and development projects..........       2,500,000
Cost in excess of net assets acquired.................         397,000
                                                            ==========
                  Total...............................      $4,559,000
                                                            ==========

     The results of operations relating to Privilege are included with those of the Company from January 1, 1996. Net revenues generated from Privilege operations totaled approximately $6,791,000 for the period from January 1, 1996 to September 30, 1996. The cost in excess of the net assets of Privilege acquired is being amortized on a straight-line basis over a five year period.

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

A reconciliation of net sales and net income previously reported to net sales and net income as adjusted to reflect the merger is as follows:

                                 Period Ended September 30, 1995       Year Ended December 31,
                                 -------------------------------       -----------------------
                                   Three Months      Nine Months        1995            1994
                                   ------------      -----------        ----            ----
Sales:
   As previously reported:
   By Eltron                       $11,165,529      $28,989,968      $42,361,064     $17,530,490
   By RJS                            3,126,000        9,257,000       12,610,000      11,746,000
                                   -----------      -----------      -----------     -----------
   As restated                     $14,291,529      $38,246,968      $54,971,064     $29,276,490
                                   ===========      ===========      ===========     ===========
Net Income:
   As previously reported:
   By Eltron                       $ 1,686,172      $ 4,535,257      $ 6,369,701     $  2,913,204
   By RJS                               73,000          349,000          750,000          710,000
                                   -----------      -----------      -----------     ------------
   As restated                     $ 1,759,172      $ 4,884,257      $ 7,119,701     $  3,623,204
                                   ===========      ===========      ===========     ============


3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                   December 31,   September 30,
                                                      1995            1996
                                                   -----------    -----------
        Subassemblies and raw materials........    $ 8,569,233    $ 9,069,078
        Work in process........................        386,519      2,794,729
        Finished goods.........................      2,551,184      4,033,644
                                                   -----------    -----------
                                                   $11,506,936    $15,897,451
                                                   ===========    ===========

4.   RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.


5.   SUBSEQUENT EVENTS

     On October 15, 1996 the Company entered into a non-binding letter of intent to merge with Zebra Technologies Corporation ("Zebra"). As contemplated, the transaction would be structured as a tax-free merger with .84 shares of the Company's common stock issued in exchange for each outstanding share of Zebra common stock. The proposed merger is subject to a number of conditions, including satisfactory completion of due diligence, negotiation of a mutually satisfactory definitive merger agreement, receipt of fairness opinions from investment bankers, approval of the transaction by shareholders of both companies, customary closing conditions, and certain regulatory approvals, including the applicable Hart-Scott-Rodino review.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Eltron designs, manufactures and markets bar code label printers, software, and related accessories designed for use in Auto ID systems. The Company also designs, manufactures and markets thermal printers which allow users to create photo-realistic full color credit cards and drivers licenses on demand. Eltron manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from Eltron's ability to offer, at a lower cost, high-quality printers and related products with features comparable to or exceeding those of available competing products.

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

RESULTS OF OPERATIONS

     The following table presents certain information derived from the Company's Statements of Operations for the three and nine month periods ended September 30, 1995 and 1996, expressed as a percentage of sales.


                                               Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                                 -------------               -------------
                                               1995          1996          1995          1996
                                               -----         -----         -----         -----
SALES ..................................       100.0 %       100.0 %       100.0 %       100.0 %
COST OF SALES ..........................        54.3          58.5          54.5          56.4
                                               -----         -----         -----         -----
    Gross profit .......................        45.7          41.5          45.5          43.6
OPERATING EXPENSES:
    Selling, general and administrative         21.4          18.1          20.9          18.6
    Research and product development ...         5.8           5.8           5.4           5.9
    Write off of acquisition expenses ..         0.0           0.0           0.0           4.9
                                               -----         -----         -----         -----
INCOME FROM OPERATIONS .................        18.5          17.6          19.2          14.2
OTHER (INCOME) EXPENSE:
    Interest, net ......................         (.7)          (.2)          (.3)          (.2)
                                               -----         -----         -----         -----
INCOME BEFORE PROVISION FOR INCOME TAXES        19.2          17.8          19.5          14.4
PROVISION FOR INCOME TAXES .............         6.8           6.7           6.8           7.1
                                               -----         -----         -----         -----
NET INCOME .............................        12.4 %        11.1 %        12.7 %        7.3 %
                                               =====         =====         =====         =====

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

SALES

     Sales for the three months ended September 30, 1996 totaled $24.0 million, an increase of $9.7 million or 68% over sales for the same period in 1995 which totaled $14.3 million. Sales for the nine months ended September 30, 1996 totaled $65.8 million, an increase of $27.5 million or 72% over sales for the same period in 1995 which totaled $38.3 million. This increase in sales can be attributed to wider market acceptance of the Company's bar code printers, initial market acceptance of the Company's P-300 color card printers, higher than anticipated demand from the Company's largest customer, United Parcel Service ("UPS") as well as increased supply sales. Sales were also bolstered by the inclusion of operating results for Donner and Privilege, which were acquired in September 1995 and January 1996, respectively.

     Throughout 1996 sales of printers have been enhanced by increased sales to UPS, which contributed approximately $6.1 million and $8.6 million to sales for the three month periods ended September 30, 1995 and 1996, respectively. Sales to UPS contributed approximately $13.4 million and $23.3 million to sales for the nine month periods ended September 30, 1995 and 1996, respectively. Although the Company had outstanding orders from UPS in excess of $1.4 million as of September 30, 1996, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may continue to be dependent on UPS, or other significant customers, in the future, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the first quarter of 1995 or 1996.

GROSS PROFIT

     Gross profit for the three months ended September 30, 1996 totaled $10.0 million, an increase of $3.5 million or 54% over gross profit for the same period in 1995. As a percentage of revenues, gross profit decreased 4% to 42% for the third quarter of 1996 from 46% in the third quarter of 1995.

     Gross profit for the nine months ended September 30, 1996 totaled $28.7 million, an increase of $11.3 million or 65% over gross profit for the same period in 1995. As a percentage of revenues, gross profit decreased 2% to 44% for the third quarter of 1996 from 46% in the third quarter of 1995.

     Sales to high volume customers or OEMs are typically transacted at a price which yields a lower than average gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Sales of supplies are typically made at lower than average gross margins, as a result of general market conditions and the commodity nature of these products. During the period from September 1995 to February 1996 the Company completed the acquisition of two companies: Donner and Privilege. These companies had aggregate 1995 sales of approximately $5 million. These companies have historically exhibited gross margins which are lower than Eltron's. Although management is currently seeking to increase the gross margins of these subsidiaries, there can be no assurance that gross margins similar to Eltron's will be achieved. As a result, management believes that it is not reasonable to assume that the 42% gross margin exhibited in the third quarter of 1996 will necessarily be maintained in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of sales were 18% and 21% for the three months ended September 30, 1996 and 1995, respectively. On an absolute dollar basis, selling, general and administrative expenses increased $1.3 million or 41.7%. $.5 million of this increase relates to Donner and Privilege, whose operating results were included in the third quarter of 1996 and are not included in results for the third quarter of 1995.

     Selling, general and administrative expenses as a percentage of sales were 19% and 21% for the nine months ended September 30, 1996 and 1995, respectively. On an absolute dollar basis, selling, general and administrative expenses increased $4.2 million or 53%. $1.9 million of this increase relates to Donner and Privilege, whose operating results were included in the first nine months of 1996 and are not included in results for the first nine months of 1995.

     The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company chooses to enter.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses as a percentage of sales remained consistent at 6% for the three months ended September 30, 1996 and 1995, respectively. On an absolute dollar basis, research and development expenses increased $563,000 or 68%. This increase related primarily to increased efforts to develop new products.

     Research and development expenses as a percentage of sales were 6% and 5% for the nine months ended September 30, 1996 and 1995, respectively. On an absolute dollar basis, research and development expenses increased $1.9 million or 90%. This increase related primarily to increased efforts to develop new products.

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

PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended September 30, 1996 was $1,605,000 or 37% of pretax income, is based on the Company's expected tax rate for the full year and reflects the utilization of certain tax credits and current benefit of the recognition of deferred tax assets under SFAS 109. The Company's provision for income taxes for the three months ended September 30, 1995 was $976,000 or 36% of pretax income.

     The provision for income taxes for the nine months ended September 30, 1996 was $4.7 million, or approximately 50% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109 which have been substantially offset by purchased in-process technology and other acquisition related costs totaling $3.2 million which were expensed in the first quarter of 1996. The tax effect of these non-deductible expenses were fully reflected in the first quarter of 1996 and are included in results of operations for the nine month period ended September 30 ,1996. The Company's provision for income taxes for the first nine months of 1995 was $2.6 million or 35% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Eltron's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit and cash provided by public offerings of its common stock which generated $6.1 million and $16.7 million in 1994 and 1995, respectively.

     During the nine months ended September 30, 1996, operating activities provided cash totaling $1.2 million as compared to using cash of $1.5 million during the same period in 1995. Significant changes in the first nine months of 1996 included cash used resulting from increases in accounts receivable and inventory of $3.6 million and $3.6 million, respectively.

     During the nine months ended September 30, 1996, investing activities provided cash totaling $786,000. This was primarily due to the sale of $7.7 million in short term investments. In addition, the Company purchased property and equipment totaling $3.7 million during the first nine months of 1996 as compared to $1.2 million of equipment purchased during the first nine months of 1995.

     During the nine months ended September 30, 1996, financing activities used cash totaling $1.1 million as compared to $15.4 million provided during the same period in 1995. In 1995, cash from financing activities was provided by the sale of 850,000 shares of the Company's common stock in a follow-on offering which generated net proceeds of $16.7 million. On May 5, 1996 the Company's line of credit expired. The Company is currently in negotiation to procure a new bank line of credit.

     The Company believes that its current cash balances and any cash provided by future operations will be sufficient to meet its cash requirements for the next twelve months.

     The Company did not have any material capital commitments as of September 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 6, 1996 the Company held its Annual Meeting of Stockholders to elect members of the Board of Directors and to adopt and approve the Company's 1996 Stock Option Plan pursuant to which options for up to 500,000 shares of the Company's Common Stock may be granted.

     The following directors were elected and the votes cast were as follows:

Name                       For                 Withheld
----                    ---------              --------
Donald K. Skinner       6,587,496               20,350
George K. Bragg         6,596,646               29,505
Hugh K. Gagnier         6,587,436               20,410
Robert G. Bartizal      6,578,341               29,505

     The votes cast for the approval of the 1996 Stock Option Plan were as follows:

For              Against        Abstain      Broker Non-Votes
---             ---------       -------      ----------------
3,537,542       1,189,189       274,376         1,606,739

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

Exhibit
  No.                                               Description of Exhibit
-------                                             ----------------------
   2.1  Agreement of Merger and Plan of Reorganization dated February 29, 1996 by and among Eltron International, Inc., Eltron
        Acquisition Corp., RJS, Incorporated and the shareholders of RJS Incorporated (without exhibits and schedules).(1)

   2.2  Stock Purchase Agreement amount Eltron International, Inc. and Donner Media, Incorporated and all of the shareholders of
        Donner Media, Incorporated dated September 29, 1995 (without exhibits and schedules). (6)

   2.3  Amendment to Merger and Plan or Reorganization dated March 1, 1996 by and among Eltron International, Inc.,
        Eltron Acquisition Corp., RJS Incorporated, and the shareholders of RJS.(7)

   3.1  Amended and Restated Articles of Incorporation of the Company.(2)

   3.2  Bylaws of the Company as amended to date.(2)

   3.3  Amendment to Amended and Restated Articles of Incorporation filed January 18, 1994.(4)

   3.4  Amendment to Amended and Restated Articles of Incorporation to be filed May 1, 1995 relating to a 2-for-1 stock split.(3)

   4.1  Form of Common Stock certificate.(5)

  10.1  Agreement and Plan Merger dated as of April 10, 1995, among the Company, Eltron Incorporated by Donald K. Skinner.(3)

  10.2  Employment Agreement dated as of January 1, 1995 between Donald K. Skinner and the Company.(3)

  11.1  Computation of Earnings Per Share. (Filed herewith)

  27.1  Financial Data Schedule. (Filed herewith)

---------------

(1) Previously filed as an exhibit to the Company's Form 8-K filed March 12, 1996. (Date of event: March 1, 1996)

(2) Previously filed with the Securities and Exchange Commission on November 26, 1993 as exhibits to the Company's Registration Statement on Form SB-2 (33-72200-LA).

(3) Previously filed with the Securities and Exchange Commission as exhibits to the Company's Registration Statement on Form SB-2 (33-91480).

(4) Previously filed with the Securities and Exchange Commission on January 21, 1994 as exhibits to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (33-72200-LA).

(5) Previously filed with the Securities and Exchange Commission on February 8, 1994 as exhibits to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (33-72200-LA).

(6) Previously filed with the Securities and Exchange Commission on March 20, 1996 as exhibits to the Company's Registration Statement on Form S-3 (333-2530).

(7) Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K-A filed May 14, 1996 (Date of Event: March 1, 1996).

(b)     Reports on Form 8-K

1. Form 8-K filed February 6, 1996 (Date of Event: January 20, 1996) relating to the acquisition of Privilege S.A.

2. Form 8-K filed March 12, 1996 (Date of Event: March 1, 1996) relating to the acquisition of RJS, Incorporated,.

3. Form 8-K filed April 19, 1996 (Date of Event: April 15, 1996) relating to the post merger combined operations for the Company and RJS, Incorporated.

4. Form 8-K-A filed May 14, 1996 (Date of Event: March 1, 1996) relating to the amendment of the merger agreement in the acquisition of RJS, Incorporated.

5. Form 8-K filed June 17, 1996 (Date of Event: June 13, 1996) relating to the restated pooled financial statements.

6. Form 8-K filed October 18, 1996 (Date of Event: October 16, 1996) relating to the Company's press release regarding the execution of the letter of intent as to the proposed merger of the Company and Zebra Technologies Corporation.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                               ELTRON INTERNATIONAL, INC.



Date:  November 14, 1996                       By:/s/ Daniel C. Toomey, Jr.
                                                  ---------------------------
                                                  Daniel C. Toomey, Jr.
                                                  Vice President Finance
                                                  and Chief Financial Officer