Form 10-K
period 1996-12-31
ELTRON INTERNATIONAL INC
filed 1997-03-31
CIK 915910

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____
                                   -----------

                        COMMISSION FILE NUMBER: 0-23342

                           ELTRON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                          95-4302537
(State or jurisdiction of                                (I.R.S. Employer
     incorporation or                                   Identification No.)
      organization)

     41 MORELAND ROAD                                       93065-1692
     SIMI VALLEY, CA
  (Address of principal                                     (Zip Code)
    executive office)

                                 (805) 579-1800
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the common stock held by non-affiliates of the registrant as of March 14, 1997 was $149,739,000.

   The number of shares outstanding of the registrant's common stock as of March 14, 1997 was 7,370,198.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be filed no later than 120 days after December 31,1996 are incorporated by reference into Part III.

================================================================================

                           ELTRON INTERNATIONAL, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                      INDEX

                                                                                           Page
                                                                                           ----
                                             PART I

Item 1.  Business.........................................................................    2
Item 2.  Properties.......................................................................   12
Item 3.  Legal Proceedings................................................................   12
Item 4.  Submission of Matters to a Vote of Security Holders..............................   12

                                             PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.............   13
Item 6.  Selected Financial Data..........................................................   14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.......................................................................   15
Item 8.  Financial Statements.............................................................   21
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosures......................................................................   21

                                            PART III

Item 10. Directors and Executive Officers of the Registrant...............................   21
Item 11. Executive Compensation...........................................................   21
Item 12. Security Ownership of Certain Beneficial Owners and Management...................   21
Item 13. Certain Relationships and Related Transactions...................................   21

                                             PART IV

Item 14. Exhibits, Financial Statement and Reports on Form 8-K............................   21

                                           SIGNATURES

Signatures................................................................................   21

                                CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements................................................   23

                                            EXHIBITS

Index to Exhibits.........................................................................  E-1

                                     PART I

   Except as otherwise noted, all share and per share data in this Form 10-K have been adjusted to reflect a 1.5-for-1 forward stock split of the Company's Common Stock effected in October 1993, a 1-for-.9640288 reverse stock split effected in January 1994 and a 2-for-1 forward stock split effected on May 1, 1995. Unless the context otherwise requires, the term "Company" or "Eltron" refers to Eltron International, Inc. and its subsidiaries. Unless the context otherwise requires, the terms "Russet," "Donner," "Privilege" and "RJS" refer to the Company's subsidiaries Russet Limited, Donner Media, Inc., Privilege, S.A. and RJS, Inc., respectively.

This report may contain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated include, among others, dependence on a significant customer, ability to sustain growth rate, management of rapidly changing business and acquisitions, management of inventory, competition, risks associated with international operations, development of markets and acceptance of products, growth of the bar code market, and reliance on certain suppliers. For a fuller discussion of these risk factors, see pages 19, 20 and 21.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

   Eltron International, Inc. (the "Company" or "Eltron") designs, manufactures and markets a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories, software and specialized print engines. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from Eltron's ability to offer printers and related products with features comparable to or exceeding those of available competing products at a lower cost and higher quality.

   Eltron has developed an expertise in the design and manufacture of low cost thermal printers. The Company believes that by virtue of its design simplicity, reliability, low cost and low user maintenance requirements, thermal print technology is particularly well suited for applications which require the on-demand printing of labels, tags, tickets, receipts, variable length forms and plastic cards.

   From its inception, Eltron has focused on bringing to market printers that satisfy a unique customer demand not well served by cut-sheet laser printers or other mass market printer products. The Company initially focused its efforts on developing low cost bar code printers and has since expanded its range of products to include high speed, industrial bar code printers; integrated verified printing systems; portable printers used to print bar code labels, tags and receipts; plastic card printers; airline boarding pass printers and receipt printers. These printers are used in a wide range of applications including product identification, carton identification, package identification, warehouse management and logistics, medical specimen identification and tracking, patient tracking, airline ticketing, baggage identification and tracking, point of sale receipt printing, clothing tags, financial transaction receipt printing, state issued driver's licenses and identification cards, security and access cards, membership cards, employee and school identification cards and tags, serial number identification and asset management. Eltron is currently working to expand its broad line of quality printers and related accessories to meet the needs of additional markets, and to position itself as a price and quality leader.

   The Company's products are sold through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers, and independent distributors located in more than 70 countries. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services and governmental identification. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of low-cost thermal printers.

   Eltron's objective is to establish itself as a leading supplier of thermal printers and related accessories designed for use in on-demand print applications. The Company believes it is able to maintain a competitive advantage through (i) its understanding of its markets and the positioning of its products as value leaders, as measured by their low cost and high quality;
(ii) its concentration on the timely introduction of new products, as demonstrated by the more than 36 products Eltron has brought to market since its inception in January 1991; (iii) the design of its products, which are precision-tooled, contain few parts, are easy to assemble and use little direct labor, resulting in efficient production at low cost, and (iv) its use of high quality components to produce reliable products.

INDUSTRY OVERVIEW

   Eltron's products are designed to meet a wide range of customer needs, with the majority of its printers and related products sold into the automatic identification data collection and the custom plastic card printer industries. These industries are discussed as follows:

   Automatic Identification Data Collection Industry. Automatic identification data collection refers to the automatic recognition and processing of data without the need for manual input. Currently, this is accomplished through the computerized reading and writing of information encrypted in bar codes, magnetic stripes and smart chips, with bar coding the predominant technology. A bar code consists of a series of bars and spaces of specified widths, groupings of which represent specific numeric or alphanumeric characters. A unique bar code can be affixed to permit rapid and accurate identification of any number of variables relating to any item to be tracked or managed. With bar code data collection systems, workers are able, with limited training, to collect data by scanning bar codes and to input this information into computer databases in real time. Bar coding is highly reliable compared to conventional input methods. This technology eliminates human error that occurs during manual input of information and results in the reduction of labor and process costs. Initially, automatic identification data collection technology was applied to the transportation and retail industries. Over time, automatic identification data collection technology has gained wider acceptance and is now regularly used in industries ranging from manufacturing to medical research.

   Bar code label printers use a number of printing technologies commonly used in the conventional computer printer industry. These technologies are direct thermal, thermal transfer, impact and laser. As the cost of automatic identification data collection technology has decreased and customer acceptance increased, the applications of this technology have diversified and created a number of new markets. According to an industry study, the bar code label printer market is projected to grow from an estimated $1.3 billion in 1996 to $2.9 billion in 2000.

   Moreover, as information technology has increasingly come into use, retailers, manufacturers, and distributors in a large number of industries have issued compliance standards requiring that suppliers provide products with bar coded information affixed.

   While a number of automatic identification data collection applications allow for preprinted bar coded information to be included in package design, a significant number of applications require the encoding of variable data in unique bar code labels on demand, thus making the use of preprinted bar code information impractical. Generally, bar coded labels or tickets may either be preprinted off-site by a third party or on-site by the user where the bar code label will be used. On-demand printing is required when there is a need for variable data that is not known until shortly before a label must be printed and used. Situations requiring on-demand printing include labels that must indicate addresses, dates of manufacture, unique serial or purchase order numbers, product ingredients or nutritional information, accurate weights, expiration dates, and other similar information that cannot be effectively produced off-site.

   The Custom Plastic Card Industry. A new thermal print process, thermal dye sublimation, has recently become commercially viable for applications that call for color printing on PVC plastic. This capability has given rise to an industry focused on the on-site creation of full color, photographic quality plastic cards. These cards can typically be created in less than one minute for under one dollar, while the user waits. Traditional photographic processes are both more expensive and take more time. Personalized card applications such as state driver's licenses, school and work identification cards, security access cards and financial transaction cards are, in the opinion of the Company, well suited to benefit from this technology. Bar codes, smart chip and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes, and vital statistics. While the use of this technology is relatively new, the Company believes that the increased security and utility of personalized cards is creating an industry capable of high growth. Eltron's sales of card printers increased more than 200% to $10 million in 1996.

   Additional Market Opportunities. The Company believes that there is a growing number of printing applications being developed in various industries which require multiple-site, on-demand printing. The Company believes that, by virtue of its ability to manufacture compact printers at low cost, it is well positioned to benefit from this trend. The Company believes that it can build on its core design competencies to address these new markets for on-demand printing.

BUSINESS STRATEGY

   As a result of its combination of low price, high quality and service, the Company believes that it is a leading supplier of thermal printers and related accessories. Utilizing management's experience in the automatic identification data collection and computer peripheral industries, the Company is expanding its line of quality printers and related accessories to meet the needs of additional markets and to position itself as a price and quality leader. The Company's objectives are to enhance its position in the automatic identification data collection industry; to establish itself as a leading supplier of on-demand printers designed for use in additional industries, such as plastic card printing; and to distribute related supplies. The Company seeks to:

   o Capitalize on Market Understanding To Establish Value Leadership in Profitable Niches. The Company believes that the success of its current products is the result of its understanding of customer needs and competitive market forces. Eltron plans to continue to assess its position relative to market needs and intends to sustain its competitive advantage through intelligent product positioning and market understanding. The Company also intends to broaden its opportunities by taking Eltron's products to new markets and industries which provide opportunities for on-demand printers, allowing it to take advantage of its engineering and technology competencies. Eltron concentrates on providing high quality at the lowest price, rather than competing solely on product features.

   o Maintain Aggressive Product Design Cycle. Eltron has demonstrated its commitment to aggressive product design cycles by bringing to market more than 36 products since January 1991. The Company's objective is to achieve product design cycles that are shorter than those of its competitors. The Company believes that a key factor in developing and maintaining a competitive advantage is this ability to rapidly transform a product concept into a manufactured product. The Company believes that reduced design cycles allow it to better react to ever changing market needs.

   o Pursue Simplified Product Design. As part of its low-cost, high-quality strategy, Eltron has developed products which, by virtue of their design, can be produced at a low cost using little direct labor. Eltron's products are precision-tooled, designed to be easily assembled and contain few parts. This design philosophy has guided the Company from its inception. For example, Eltron's Companion printer requires no manufacturing adjustments, contains four moving parts and takes approximately 10 minutes to assemble. As a result, the Company is able to produce reliable, high-quality printers at low cost. This design philosophy will continue to be a priority for new product development.

   o Ensure Quality and Product Reliability. Although the Company has sought to establish itself as a price leader, the Company believes that it must provide reliable, high-quality products and service to develop and sustain a competitive advantage. As a result of the cost advantages it has achieved through its product designs, Eltron has been able to incorporate high-quality components into its products at comparatively low cost. Eltron's commitment to quality and reliability is also evidenced by the Company's ISO 9002 certification in November 1995. The majority of Eltron's products are warranted for a full year. The Company believes that it has not experienced significant warranty claims to date because of the simplicity of its product design strategy, the relatively small number of moving parts in its printers and the high-quality components it uses.

     The Company believes that the strategy summarized above will enable it to compete in its existing markets and to develop new markets. To take advantage of the benefits that the Company believes will flow from pursuing the strategy, the Company plans to implement it in the following areas:

   o Expand Presence and Products in Automatic Identification Data Collection Markets. While the Company believes that penetration of the retail market with automatic identification data collection products is significant, Eltron also believes that the majority of enterprises in the healthcare and industrial markets are not yet employing automatic identification data collection technology and that markets outside of the United States are less saturated than its domestic markets. The Company's strategy is to expand the potential applications of automatic identification data collection technology in these sectors by continuing to reduce the price of its products through design and manufacturing efficiencies, thereby increasing the affordability of automatic identification data collection equipment for those who may not have used it previously due to cost. The Company also believes that its wide range of product offerings provides an advantage in emerging markets in Latin America and Asia where automatic identification data collection has only recently been introduced.

   o Penetrate Plastic Card Markets. The Company targeted the plastic card market through the acquisition of Privilege S.A. in the first quarter of 1996. The Company believes that, by applying Eltron's design philosophy and manufacturing techniques to Privilege's products, the cost of these products can be substantially reduced, improving its price leadership position in the custom plastic card market. The Company also believes that providing user friendly plastic card printers at a lower price point may increase demand within the custom plastic card market.

   o Identify and Enter New Markets. The Company believes that there is a growing number of printing applications being developed in various industries which require multiple-site, on-demand printing. The Company believes that, by virtue of its ability to manufacture relatively compact printers at low cost, it is well positioned to benefit from this trend. The Company believes that it can build on its design competencies to address these new markets for on-demand printing.

   o Leverage Distribution Channels. As the Company's installed base of bar code printers grows, the Company believes that it has the opportunity to expand its sales of supplies to serve those printers, as well as sales of new upgrade and replacement printers. Over the life of a printer, the cost of supplies can exceed by several times the initial cost of the printer. The Company distributes its products through multiple sales channels, which include value added resellers, systems integrators, original equipment manufacturers and independent distributors, and the Company's own sales force. The Company continually seeks to strengthen its relationships with the resellers of its products and to build awareness and demand for its products among end users. Moreover, the Company believes it can capitalize on strong relationships in its channels to offer more products and new products to end users at lower incremental selling and administrative costs.

   o Expand International Sales. From its inception Eltron has emphasized a global sales strategy. In the years ended December 31, 1994, 1995 and 1996, the Company's sales outside of the United States totaled approximately $8 million, $12 million and $30 million, respectively. As of December 31, 1995, the Company distributed its products in 32 countries, and as of December 31, 1996 that number had increased to more than 70 countries. The Company's objective is to be a worldwide supplier of a wide range of competitively priced on-demand printers.

THE COMPANY'S KEY MARKETS

   Bar codes are currently used to increase productivity and efficiency in an increasing number of industries. The Company's key markets include the package delivery, retail, healthcare, manufacturing, financial services and security industries.

   Package Delivery. The package delivery industry is increasing its use of automatic identification data collection technology to track packages from pickup to delivery. Examples of companies that have implemented this technology in their operations include United Parcel Service, Federal Express, Roadway Express and the U.S. Postal Service, some of which provide their customers with shipping systems consisting of computers, weighing scales and bar code label printers.

   Bar code labels are printed at the shipping location and encoded with tracking information. The label is scanned by the package pickup driver with the data then stored in a portable data collection terminal. The data is either transmitted or later downloaded to the main computer system. The package is then delivered to the local distribution center for sorting by destination. Information encoded on the package label facilitates its continued tracking. The encoded information is used again to sort and track the package when it arrives at its destination. Portable penpad computer terminals are used to record the recipient's name and time of delivery, and this information is then available to the sender for delivery verification.

   Retail. The retail industry was one of the first to utilize automatic identification data collection technology. An individual stock-keeping unit ("SKU") is encoded with product identification information. This information is printed on the product container or onto a label or tag. The encoded product information is then scanned at the check-out terminal, expediting the check-out process and reducing the errors incurred in entering the information manually.

   An added benefit of bar coding product information is that data contained on the SKU is transmitted to the main computer system for automatic inventory analysis. In addition, in-store inventory can easily be determined through the use of portable terminals and scanning devices. Portable label printers can also be used to create substitute labels or tags with incomplete or missing SKU information, and for creating shelf tags.

   Healthcare. The use of automatic identification data collection technology in the healthcare industry is growing rapidly. Examples of applications in healthcare include patient admission, laboratory specimen identification, pharmacy labels and dispensing of medication.

   Once patients have been admitted to a treatment facility, their records, procedures, medications, and charges can be captured by entering cost data and patient information into a computer. Bar coded wristbands and file labels are created by a label printer. Using automatic identification data collection, hospitals and healthcare systems can streamline accounting functions and improve bottom line results. Through the use of the integrated automatic identification data collection system, patient billing information can be captured at the point of delivery and continuously entered in a central computer, thereby reducing billing delays and errors.

   At a nurse's station, bar coded labels can be printed for the encoding of each specimen at the time it is collected from the patient, thereby eliminating potential input errors. Prescribed medication with the patient's identification encoded on a label can be scanned prior to being administered to ensure accuracy. Patient medication requirements can be entered into a central computer and transmitted to the pharmacy, where bar coded prescription labels are created and patient information automatically cross checked at the time the prescription is filled. This allows for accurate tracking of patient medication, reducing the possibility of costly and potentially fatal errors.

   Bar coded specimen and tracking sheets can then be sent to the laboratory for analysis. Additional bar coded labels are printed, if required, for the various test locations within the laboratory. The specimens are scanned as they enter and leave each test station. Analyses are sent to the central computer for transmission to the patient's doctor. The use of automatic identification data collection within the laboratory has greatly reduced the number of errors in tracking and reporting test analyses and increased speed and accuracy in the billing process.

   The Company believes that, because of the large number of samples and the significant liability associated with labeling errors in certain healthcare applications, an incentive exists for the increased use of automatic identification data collection technology in the healthcare sector. The Company believes that the adoption of bar code technology is a means of reducing keystroke or handwriting error in the medical labeling process.

   In the doctor's office, automatic identification data collection can be used to verify insurance eligibility, track patient history files, and encode laboratory specimens. The benefits to the doctor are improved timeliness of test results, fewer errors and more accurate billing.

   Manufacturing. The increased efficiencies associated with bar coded information are especially apparent in the industrial sector. Information encoded on components can be tracked for a variety of purposes, including assembly of components, tracking of product, work in progress, inventory control and warranty information. The Company believes that the industrial market has not been significantly penetrated, as many small and mid-sized firms have not yet employed automatic identification data collection technology.

   Financial Services. Management believes that new technologies exist which can potentially increase the utility of plastic cards. These technologies include memory chip or "smart cards", high density magnetic strip encoding and high density bar codes; all of which enable plastic cards to provide more than an account number. This increased storage capacity is creating new applications for plastic cards such as electronic purse or debit cards. The Company believes that this increased transaction capability will create an increased need for security. Eltron's plastic card printers provide the ability to print bar codes, color photographs and graphics; encode magnetic stripes; and read and write to smart chips, all in the same process at a relatively low cost.

   Security and Access Control. A growing number of firms are implementing access control systems that feature encoded identification badges. These badges may be used to unlock a door in a card access control system or as a form of identification with corporate name, logo, and individual name and photograph. The plastic card printer and software application are the two main components that allow for complete personalization of cards on demand. Access control is often required in educational environments, primarily universities, for access to dormitories, cafeterias, libraries and other facilities. Healthcare institutions control access to certain areas where, for example, prescription drugs are stored.

PRODUCTS

   Since its inception, the Company has sought to develop and introduce a full line of affordable printers and related accessories. At December 31, 1996, the Company's printer product offerings were as follows:



                                          Suggested Retail
                                           Prices From
   Companion Series:
      Companion...........................       $249
      Companion Plus......................       $295
   Eclipse Series:
      LP 2344.............................     $1,395
      TLP 2344............................     $1,495
   LP Series:
      LP 2022.............................       $495
      LP 2042.............................       $595
   LP+ Series:
      LP 2122.............................       $595
      LP 2142.............................       $695
      LP 2622.............................       $595
      LP 2242.............................       $695
      LP 2642.............................       $695
      LP 3642.............................     $1,095
   TLP Series:
      TLP 2046............................     $1,795
      TLP 2242............................       $895
      TLP 2642............................       $895
      TLP 3642............................     $1,195
  QualaBar Series:
      QB440...............................     $1,995
      QB450...............................     $3,495
      QB485...............................     $6,495
  ThermaBar Series:
      TB260...............................     $5,995
      TB285...............................     $8,995
      TB440...............................     $3,495
      TB450...............................     $4,995
   Portable Printers:
      P 2242..............................       $895
   Plastic Card Printers:
      P300................................     $2,995
      P400................................     $5,395
   Solution Series:
      BarCode Professional................       $595
      TigerWriter 2.......................       $395
      TigerWriter 4.......................       $495

   o The Companion Series. Eltron's first printer to address set-top printing applications, Companion printers are ideal for point of sale, home and office applications for either receipt or label printing. With the smallest foot print of any Eltron printer, Companion printers provide the same reliability and high quality as Eltron's other desk and table top printers.

   o The Eclipse Series. Rugged, low cost direct thermal and thermal transfer printers with all metal enclosures designed for industrial and commercial applications.

   o The LP Series. The LP 2022 and LP 2042 were the industry's first sub-$1,000 printers, and continue to be price leaders today. These rugged direct thermal desktop printers were designed to be produced in high volume at very low cost.

   o The LP+ Series. The LP 2122 and LP 2142 utilize the same high quality, low-cost printer mechanism and enclosure that were developed for the initial LP Series. LP+ Series printers provide increased memory capability, thereby allowing for the storage of forms and the addition of other features.

   o The LP 2622, LP 2242, LP 2642, and LP 3642 are Eltron's latest generation desktop direct thermal printers and provide additional user friendly capabilities.

   o The TLP Series. Eltron entered the thermal transfer market with the TLP 2044. The subsequent introduction of the TLP 2046 improved the full-featured performance of the TLP 2044 by providing an increase in print speed.

      The TLP 2242, a new design and feature set, is targeted to lower-volume applications that still require the durability of thermal transfer printing. The TLP 2242 was the first thermal transfer bar code printer to have a manufacturer's suggested retail price below $1,000. Additional capabilities are featured in the TLP 2642 and TLP 3642.

   o The QualaBar Series. Addressing the high performance industrial thermal transfer printer market segment, printers in the QualaBar Series were designed to meet the high volume printing requirements of such industries as automotive, electronics, paper, steel and textile.

   o The ThermaBar Series. Offering integrated bar code verification in addition to many of the features of QualaBar printers, ThermaBar systems provide 100% verification of every label printed, a critical feature for applications in the automotive, consumer goods manufacturing, electronic, pharmaceutical, chemical, and healthcare industries where there is rigid compliance liability.

   o The Portable Printer. The P 2242 was developed to provide a rugged, full featured portable bar code printer for under $900, a price previously unmatched in the automatic identification data collection industry. Offering direct thermal printing, the P 2242 is ideal for applications such as warehousing, package delivery, retail and receipt printing.

   o The Plastic Card Printer. The low cost P300 prints custom cards on demand for applications such as personalized transaction cards and identification cards. The P300 is sold with a proprietary WindowsTM based card design software package and prints in monochrome and full color.

      The P400 offers the same features as the P300, with the addition of duplex printing capability.

   o The Bar Code Solution. The BarCode Professional offers an integrated bar code system consisting of a printer, wand bar code reader, bar code labeling and tracking software designed for use with an IBMTM compatible computer and WindowsTM software.

      The low cost TigerWriter 2 and TigerWriter 4 are direct thermal printers with easy to use design software.

RESEARCH AND PRODUCT DEVELOPMENT

   The Company devotes significant resources to new product development and has established an aggressive product development schedule. Since its inception, Eltron has sought to shorten the time required to take a product concept and turn it into a manufactured product. Eltron refers to this period as the product design cycle. By focusing on reducing the product design cycle, Eltron has been able to introduce more than 36 products since its inception in 1991. At December 31, 1996, the Company employed 53 individuals in new product design, engineering and development. Eltron provides its engineering department with computer-aided design tools to improve design efficiency and allow the department to compress product development cycles. Eltron engineers design all firmware, software, mechanisms, mechanical parts and enclosures used in its printers and other products.

SALES AND MARKETING

   Sales. The Company targets specific markets by identifying channels of distribution that enhance its exposure to potential customers. Because the Company's products are frequently combined with products from other manufacturers to form an integrated system, the Company believes that it is more effective to sell principally through multiple distributors and resellers with defined market niche expertise and presence, as well as to end users. The Company believes that by forming relationships with value added resellers, distributors, systems integrators and original equipment manufacturers who supply various submarkets and types of end users, serve customers or have in-place sales and distribution channels that identify new customers and sales opportunities, the Company is able to reach end users throughout the world in a variety of industries. The Company may, however, designate a customer as a key account when purchases of Company products reach certain levels. Key accounts are directly managed by Company sales personnel rather than through the Company's other distribution channels.

   In the United States, the Company sells primarily through over 350 value added resellers and systems integrators. These value added resellers and systems integrators tend to specialize in specific industries and sell in relatively small geographic areas. The Company does not grant specific territories to its domestic resellers. The Company works to ensure the expertise of its resellers and has made an effort to ensure that they are knowledgeable regarding the Company's products.

   At December 31, 1996, the Company employed 70 individuals in sales, marketing and customer service. Eltron's internal sales force is responsible for expanding and improving the sales volume generated by its sales channels. The sales force is also responsible for communicating the Company's capabilities to existing and potential customers, coordinating orders, and solving application and implementation challenges for resellers and end users. The sales group also includes a customer service department that coordinates and processes orders and seeks to ensure customer satisfaction through the timely communication of product information.

   Outside the United States, the Company sells through more than 150 distributors located in 70 countries who purchase, warehouse and sell printers, accessories, supplies and other integrated system components. Eltron's international distributors cover specific countries throughout the world. These distributors have been qualified by the Company and are encouraged to attend annual training seminars at the Company's headquarters. The Company enters into written distribution agreements with most of its distributors, which typically may be canceled by either party upon 60 days' notice.

   The Company currently employs 21 individuals outside of the United States in sales and marketing functions. These individuals are located at regional sales offices in Reading, England; Varades, France; Billancourt, France; Floersheim, Germany; and Singapore.

   The Company performs periodic credit evaluations of its customers and generally does not require collateral for its customers' payment obligations. The Company maintains reserves for potential credit losses; to date such losses have been within its expectations. The Company extends credit to its domestic customers for a term of 30 days and, in accordance with local business practices, may extend credit to its international customers for a term of up to 60 days.

   Marketing. The Company's marketing operations include product management, market research, product development, and marketing services. The product management group initiates the development of new products and product enhancements to meet customer needs, and manages product introductions and positioning.

   The Company's market research and product development group focuses on strategic planning and market definition and analyzes the Company's competitive strengths and weaknesses. This group identifies and evaluates market opportunities for current, planned and potential products, and gathers and analyzes competitive and market intelligence.

   The marketing services group is responsible for advertising and public relations activity. This group creates advertising, brochures and product documentation, manages trade show exhibits, and places articles highlighting applications of Eltron's products in trade and industry publications. The group also includes a product support team that provides, among other things, a hotline staffed by technical personnel.

BACKLOG

   The Company strives to ship customer orders within 14 days of receipt of an order, and typically orders are shipped within that period, except in cases where the customer requests that orders be sent at a particular time to meet customer needs. Aside from long term orders received from UPS which totaled slightly greater than $3 million at December 31, 1996, backlog is not meaningful to the Company's business. For information concerning orders from UPS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

   Competition in the bar code industry is intense. Many companies are engaged in the design, manufacture and marketing of automatic identification data collection equipment. The Company considers its direct competition to be the providers of direct thermal and thermal transfer printing systems and supplies designed for the on-demand printing environment. To a lesser extent the Company also competes with companies engaged in the design, manufacture and marketing of standard computer and label printers.

   There are a number of factors involved in the manufacture, marketing and sale of on-demand thermal and thermal transfer printers, such as price, product quality, product reliability, market position, sales channels, product innovation, time to market, service and technical support. The Company believes that it competes favorably with respect to these factors.

   The Company competes against several companies across its product line, as no one competitor offers the breadth of products that the Company offers. In the low cost, lower performance products, Eltron's principal competitors are Cognitive Solutions, a subsidiary of DH Technology, Inc.; Tokyo Electric Company; and Microcom. Datamax and Zebra Technologies have also recently announced products to compete in the low cost, lower performance markets. In the higher performance printer markets, Eltron's principal competitors are Datamax Corporation; Intermec Corporation, a subsidiary of Western Atlas; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; Tokyo Electric Company; and Zebra Technologies. Each of these companies manufactures a series of printers that competes with one or more of the Company's products in the higher performance printer category. Several of these companies, and others against which the Company competes, have substantially greater financial, technical and other resources than the Company.

   Various other methods of bar code printing exist. The Company continually assesses these technologies to determine if they are suitable for low-cost bar code printing. Currently, the Company believes that direct thermal and thermal transfer print technology provide the best low-cost solutions for its target markets. If other technologies were to evolve or become available to the Company, it is possible that those technologies would be incorporated into its products if management believed they were suitable for low-cost bar code printing. Alternatively, if such technologies were to evolve or become available to the Company's competitors, the Company's products may become obsolete, which would have a material adverse affect on the Company's results of operations.

   The Company's principal competitors in the plastic card market include Datacard, Inc, a privately held manufacturer of transaction card production systems and plastic cards, and Fargo, Inc., a private manufacturer of color card systems.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

   The Company regards portions of the hardware designs and operating software incorporated into its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. The Company has 1 patent and 2 pending patents pertaining to its products. However, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

   The Company currently holds United States trademarks on the Company's "Eii", "Eltron," "RJS," "Privilege" and "Russet" logos and the name "Eltron." The Company actively protects these trademarks, which it believes have significant goodwill value. Eltron relies on a combination of trade secrets, copyright laws and contractual rights to establish and protect its proprietary rights in its products. The Company does not believe that legal protections afforded to its intellectual property rights are critical to its success.

EMPLOYEES

   Since its inception, the Company has sought to obtain the trust and respect of its employees by providing open communications, a clean and safe workplace and competitive benefits. The Company believes that the continued dedication of the Company's employees is important to its long-term growth and success.

   As of December 31, 1996, the Company employed 409 persons, of which 405 were full-time and 4 were part-time. Of these employees, 70 were employed in sales and marketing functions, 294 were employed in engineering and manufacturing functions, while the remaining 46 employees performed general and administrative functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be excellent.

ITEM 2.    PROPERTIES

   The Company's corporate headquarters are located in Simi Valley, California. The company's facilities are listed as follows:

                                                          Approximate Square Footage
                                   -----------------------------------------------------------------
                                      Manufacturing,
                                       Production &        Administrative,
Location                                Warehouse          Research & Sales           Total          Lease Expires
--------                           --------------------- --------------------- --------------------- -------------------
Simi Valley, California USA                 37,000                30,000                67,000       January 1999
Reading, Berkshire, UK                       7,000                 8,400                15,400       March 1999
Singapore                                                          1,800                 1,800       Monthly renewal
Greenville, Wisconsin USA                   10,000                 2,000                12,000       November 2000
Varades, France                              8,000                 4,000                12,000       August 2000
Billancourt, France                                                  800                   800       Monthly renewal
Floersheim, Germany                                                1,500                 1,500       Monthly renewal
Monrovia, California USA                    15,000                10,000                25,000       Monthly renewal
                                   --------------------- --------------------- ---------------------

Total                                       77,000                58,500               135,500

   See Footnote 10 to the Company's Consolidated Financial Statements for further discussion of lease commitments.

ITEM 3.    LEGAL PROCEEDINGS

   None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO A  VOTE  OF  SECURITY
          HOLDERS

   None.

        PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

   PRICE RANGE OF COMMON STOCK

   The Common Stock began trading on The Nasdaq National Market on February 9, 1994 under the symbol "ELTN." The following table sets forth for the periods indicated the high and low last sale prices of the Common Stock on The Nasdaq National Market as adjusted to reflect the 2-for-1 forward stock split effected May 1, 1995:

                                                         HIGH       LOW
                                                         ----       ---
1995
First Quarter.........................................  14 1/4      9 3/8
Second Quarter........................................  24 1/4     13 3/8
Third Quarter.........................................  29 1/2     19 1/4
Fourth Quarter........................................  38 3/4     25

1996
First Quarter.........................................  37 3/4     29 1/4
Second Quarter........................................  33 3/4     23 3/4
Third Quarter.........................................  33 3/8     21 3/4
Fourth Quarter........................................  38 1/2     18 1/4

      The last sale price of the Common Stock on March 14, 1997 on The Nasdaq National Market was $22.75 per share. As of March 14, 1997, there were 71 holders of record of the Common Stock, which management believes held beneficially for over 400 holders.

      For information concerning the issuance of Common Stock by the Company, pursuant to rule 506 of Regulation D under the Securities Act of 1933, in connection with the merger with RJS, see Footnote 6 to the Company's Consolidated Financial Statements.

      The Company has never paid cash dividends on its Common Stock and does not currently anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth certain selected consolidated financial information, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere herein. The selected consolidated financial data for each of the five years in the period ended December 31, 1996 have been derived from the Company's audited consolidated financial statements.

                                                                          Year Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                  1992              1993              1994             1995             1996
                                              ------------      ------------      -------------    ------------      ------------
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA:
 Sales..............................          $ 11,906,824      $ 17,989,005      $  29,276,490    $ 54,971,064      $ 88,509,582
 Cost of sales......................             7,531,211        10,961,012         16,253,100      30,123,477        50,171,082
                                              ------------      ------------      -------------    ------------      ------------
 Gross profit.......................             4,375,613         7,027,993         13,023,390      24,847,587        38,338,500
 Selling, general and administrative expense
                                                 3,473,355         3,983,624          5,803,352      11,270,292        16,398,967
 Research and product development expense
                                                   765,173         1,592,022          1,885,320       2,932,003         5,308,736
 Write off of acquired in process
     technology and other costs associated
     with acquisition...............                    --                --                 --              --         3,528,555
                                              ------------      ------------      -------------    ------------      ------------
 Income from operations.............               137,085         1,452,347          5,334,718      10,645,292        13,102,242
 Other (income) expense, net........               101,796           379,490            115,800        (115,171)         (211,486)
                                              ------------      ------------      -------------    ------------      ------------
 Income before provision for income taxes
                                                    35,289         1,072,857          5,218,918      10,760,463        13,313,729
 Provision for income taxes.........               142,800            72,473          1,595,714       3,640,762         6,215,173
                                              ------------      ------------      -------------    ------------      ------------
 Income (loss) before cumulative effect of
   accounting change................              (107,511)        1,000,384          3,623,204       7,119,701         7,098,556
Cumulative effect of
     accounting change..............             1,151,000                --                 --              --                --
                                              ------------      ------------      -------------    ------------      ------------
 Net income ........................          $  1,043,489      $  1,000,384      $   3,623,204    $  7,119,701      $  7,098,556
                                              ============      ============      =============    ============      ============

 Net income per common share........          $      0.06       $       0.28      $       0.58     $       0.97      $       0.91
                                              ============      ============      =============    ============      ============
 Weighted average number of shares
   outstanding......................             3,441,604         3,542,344          6,211,796       7,348,966         7,821,379
                                              ============      ============      =============    ============      ============


                                                                              December 31,
                                              -----------------------------------------------------------------------------------
                                                  1992              1993              1994             1995              1996
                                              ------------      ------------      -------------    ------------      ------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital.....................          $  2,275,284      $  2,553,277      $  10,462,799    $ 31,535,828     $  34,624,655
Total assets........................             6,260,677         7,655,197         19,494,002      45,624,225        54,245,059
Shareholders' equity................               968,885         1,969,269         11,779,835      36,185,179        43,551,234


ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories, software and custom print engines for applications such as airline ticketing. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from its ability to offer high-quality printers and related products with features comparable to or exceeding those of available competing products at a lower cost.

   The Company's products are sold through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers and independent distributors located in more than 70 countries. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point-of-sale, healthcare, manufacturing, financial services security and access control, and governmental licensing. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of high quality, low cost thermal printers.

   Eltron is currently seeking to expand its line of quality printers and related accessories to meet the needs of a broad range of end users and to be positioned as a price and value leader. Management is engaged in efforts to accomplish this expansion through both internal development efforts and strategic acquisitions and alliances. In the first quarter of 1996, the Company enhanced its market position through the acquisition of Privilege, S.A. ("Privilege") and a merger with RJS, Incorporated ("RJS"). Privilege, located in Varades, France, is a manufacturer of plastic card printers. RJS, located in Monrovia, California, is a manufacturer of high speed thermal bar code printers, bar code verifiers and verified printing systems.

   The acquisition of RJS has been accounted for as a pooling of interests for financial reporting purposes. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. In connection with the acquisition, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. The consolidated financial statements for all years prior to 1996 have not been restated to reflect RJS's change in fiscal year. The 1994 and 1995 financial statements include RJS's results of operations on a September 30 fiscal year end basis and Eltron's results of operations on a December 31 calendar year basis.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Income expressed as percentages of sales and expressed as a percentage increase or decrease relative to the results of the previous period.


                                                                                                  PERCENTAGE INCREASE
                                                                                                (DECREASE) OVER RESULTS
                                                                    PERCENTAGE OF SALES             FOR PRIOR PERIOD
                                                              -------------------------------     -------------------
                                                                        YEAR ENDED                     YEAR ENDED
                                                                        DECEMBER 31,                   DECEMBER 31,
                                                              --------------------------------    --------------------
                                                                  1994        1995        1996        1995        1996
                                                              --------    --------    --------    --------    --------
Sales                                                              100%        100%        100%         88%         61%
Cost of Sales                                                       56          55          57          85          67
                                                              --------    --------    --------    --------    --------
  Gross profit                                                      44          45          43          91          54
Operating Expenses:
  Selling, general and administrative                               20          21          19          94          46
  Research and product development                                   6           5           6          56          81
  Write off of acquired in process technology and
       other costs associated with acquisitions                     --          --           4          --          NM
                                                              --------    --------    --------    --------    --------
Other (income) expense, net                                         NM          NM          NM          NM          NM
                                                              --------    --------    --------    --------    --------
Income before provision for income taxes                            18          20          15         106          24
Provision for income taxes                                           6           7           7         128          71
                                                              --------    --------    --------    --------    --------
Net income                                                          12%         13%          8%         96%         --%
                                                              ========    ========    ========    ========    ========

NM = not meaningful

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

   Sales for 1996 totaled $88.5 million, an increase of $33.5 million or 61% over sales for 1995 which totaled $55 million. This increase in sales can be attributed to an increase in the number of printers sold resulting from wider market acceptance of the Company's established lines of bar code printers, increased acceptance of its recently introduced plastic card printers, as well as higher than anticipated demand from the Company's largest customer, United Parcel Service and its designated marketing partners ("UPS"). 1996 sales were also bolstered by the inclusion of a full year's operations for Donner, as compared to four months in 1995, which accounted for $3 million of the 1996 sales increase. Sales were also aided by the acquisition of Privilege, effective January 1, 1996, which accounted for $10 million of the 1996 sales increase.

   Throughout 1996, sales were enhanced by increased sales to either UPS or its designated sub-contractors, which contributed approximately $27 million and $20.8 million to sales in 1996 and 1995, respectively. Although the Company had outstanding orders from UPS in excess of $3 million as of December 31, 1996, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales during 1996.

   Gross profit for 1996 totaled $38.3 million, an increase of $13.5 million or 54% over gross profit for 1995. As a percentage of revenues, gross profit decreased 2% to 43% in 1996 from 45% in 1995. This decrease can be attributed primarily to an increase in sales to high volume customers and OEMs which are typically transacted at a price which yields a lower gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Management currently believes that sales to high volume and OEM customers may increase in the future and that, as a result, the 43% gross margin exhibited in 1996 may not necessarily be maintained in the future.

   Selling, general and administrative expenses as a percentage of sales were 19% and 21% for 1996 and 1995, respectively. In 1996, Selling, general and administrative expenses increased 46% in absolute dollars to $16.4 million up from $11.3 million in 1995. These increases primarily reflect sales and marketing efforts focused on the Company's domestic and European sales channels. The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company attempts to enter.

   Research and development expenses increased 81% in 1996 to $5.3 million, up from $2.9 million in 1995. This increase related primarily to increased efforts to develop new products. As a percentage of sales, these expenses increased to 6% in 1996, from 5% in the previous year. The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon.

   Operating results were also impacted by legal and other costs associated with business combinations, either attempted or completed, in 1996 which totaled approximately $1 million and the expensing of in-process technology valued at $2.5 million in connection with the purchase of Privilege S.A. These costs are related to specific transactions and therefore are non-recurring.

   Net interest income totaled $200,000 in 1996, a decrease of $178,000 over net interest income of $378,000 for the previous year. This decrease in interest income was primarily due to a decrease in invested capital. See "Liquidity and Capital Resources."

   The provision for income taxes for 1996 was $6.2 million, or approximately 46% of pretax income, which includes the tax effect of $3.5 million of expenses related to the write off of acquired in-process technology and acquisition costs which are not deductible for income tax purposes, the utilization of certain tax credits and the reduction of deferred tax asset reserves. The Company's provision for income taxes for 1995 was $3.6 million or 34% of pretax income. The Company's provision for income taxes was higher as a percentage of pretax income in 1996 as a result of non-recurring costs associated with the acquisition of Privilege and RJS which were not deductible for tax purposes. If these costs had not been incurred in 1996, the Company's tax rate would have been 37%.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

   Sales for 1995 totaled $55 million, an increase of $25.7 million or 88% over sales for 1994 which totaled $29.3 million. This was primarily due to a 92% or $22.7 million increase in printer sales. The increase in printer sales can be attributed to wider market acceptance of the Company's established lines of bar code printers, increased acceptance of the recently introduced TLP-2242, which management believes is the industry's first sub-$1,000 thermal transfer printer, as well as higher than anticipated demand from the Company's largest customer UPS.

   1995 sales were also bolstered by the inclusion of a full year's operations for Russet, as compared to two months in 1994, which accounted for $3 million of the 1995 sales increase. Sales of supplies, increased 65% or $2.2 million over the previous year, partially due to the acquisition of Donner Media, effective September 1, 1995.

   Throughout 1995 sales were enhanced by increased sales to UPS, which contributed approximately $20.8 million and $7.9 million to sales in 1995 and 1994, respectively. No customer other than UPS contributed greater than 10% of the Company's net sales during 1995.

   Gross profit for 1995 totaled $24.8 million, an increase of $11.8 million or 91% over gross profit for 1994. As a percentage of revenues, gross profit increased 1% to 45% in 1995 from 44% in 1994. Gross profit margins remained relatively consistent from 1994 to 1995.

   Selling, general and administrative expenses as a percentage of sales were 21% and 20% for 1995 and 1994, respectively. In 1995, Selling, general and administrative expenses increased in absolute dollars 94% to $11.3 million up from $5.8 million in 1994. These increases primarily reflect sales and marketing efforts focused on the Company's domestic and European bar code sales channels.

   Research and product development expenses increased 56% in 1995 to $2.9 million, up from $1.9 million in 1994. This increase related primarily to additional effort to develop new products. As a percentage of sales, these expenses decreased to 5% in 1995, from 6% in the previous year.

   Net interest income totaled $378,000 in 1995, an increase of $408,000 over net interest expense of $30,000 for the previous year. This increase in interest income was primarily due to an increase in interest earned on the approximately $16.7 million generated in a follow-on public offering of Common Stock by the Company which were invested in May of 1995. See "Liquidity and Capital Resources."

   The provision for income taxes for 1995 was $3.6 million, or approximately 34% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109. The Company's provision for income taxes for 1994 was $1.6 million or 31% of pretax income. The Company's provision for income taxes was slightly higher as a percentage of pretax income in 1995 primarily as a result of the amortization of certain tax credits over a larger pretax contribution.

LIQUIDITY AND CAPITAL RESOURCES

   In 1996, operating activities provided cash totaling $2.5 million as compared to $2.4 million of cash used during 1995 and $2.1 million of cash provided in 1994. Significant changes in 1996 included cash used as a result of increases in accounts receivable and inventories of $6.1 million and $5.1 million, respectively, which were offset by cash provided by increases in trade accounts payable to vendors, as well as accrued liabilities and compensation which totaled $2.3 million. In 1996, the Company incurred non-cash expenses of approximately 2.5 million in connection with the write off of in-process technology acquired in connection with the acquisition of Privilege.

   In 1996, investing activities used cash totaling $870,000 as compared to $14.4 million and $5.7 million used in 1995 and 1994, respectively. The Company's liquidity was affected by the acquisition of Privilege and RJS which used approximately $3.2 million and $776,000 of cash, respectively. Cash was also used to purchase approximately $5.3 million in equipment. These acquisitions were funded primarily by the sale of some of the Company's short term investments.

   In 1996, financing activities used cash totaling $1.1 million. Cash from financing activities was provided by the sale of 169,000 shares of the Company's Common Stock through the exercise of stock options which generated net proceeds of $447,000. These proceeds were offset by debt repayments totaling $768,000 and the repurchase of $776,000 of the Company's common stock in connection with the acquisition of RJS.

   In January 1997, Eltron entered into a letter of understanding with respect to a revolving credit facility with a bank. As defined in the letter of understanding, the revolving credit facility would allow Eltron to borrow up to $8 million on an unsecured basis. Borrowings under the revolving credit facility would bear interest at the Bank's prime rate. Under the terms of the revolving credit facility, Eltron would not be able to enter into certain transactions or declare dividends without receiving prior written consent from the Bank and would be required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratios and minimum net worth requirements. The letter of understanding is subject to the completion of a definitive line of credit agreement on terms which are mutually acceptable and does not constitute a legally binding commitment on the part of either party.

   The Company believes that cash provided by operating activities, existing cash and short-term investments will be sufficient to fund the Company's capital needs for the foreseeable future.

   The Company did not have any significant capital commitments as of December 31, 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods; the Company has not yet determined the impact of SFAS No. 128.

CAUTIONARY STATEMENTS AND RISK FACTORS

   Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. In addition to the other information contained in this document, readers should carefully consider the following cautionary statements and risk factors.

Dependence on Significant Customer

   For the years ended December 31, 1994, 1995 and 1996, UPS or its designated marketing partners, accounted for approximately $7.9 million, $20.8 million and $27 million, respectively, of the Company's sales. There is no obligation on the part of UPS to place any further orders with the Company. The Company's financial position, results of operations and cash flows are substantially dependent on sales to UPS, the loss or reduction of which would have a material adverse effect on the Company's results of operations and adversely affect the market price of the Company's common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

Ability to Sustain Growth Rate

   In 1994, 1995 and 1996, the Company achieved annual sales growth of 63%, 88% and 61%, respectively. In the opinion of management, these growth percentages can primarily be attributed to initial market penetration by the Company. Management believes that as the Company further penetrates its target markets and matures, it may not be able to sustain its historic growth rate. Shareholders and investors should not rely on the continuation of the Company's historic growth rate in making their investment decisions.

Management of Rapidly Changing Business, Acquisitions

   The Company has experienced recent rapid growth and is subject to the risks inherent in the rapid expansion and growth of a business enterprise. This significant growth has placed and, if sustained, will continue to place, a substantial strain on the operational, administrative and financial resources of the Company and has resulted in an increase in the level of responsibility for the Company's existing and new management personnel. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if Eltron continues to grow.

   During 1995 and 1996, the Company completed two acquisitions and a merger. Eltron's management has only limited experience with acquisitions or mergers, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees, suppliers, and customers of the acquired companies.

Management of Inventory

   The Company's market requires that its products be shipped very quickly after an order is received. Since purchased component and manufacturing lead times are typically much longer than the short order fulfillment time for the Company's products, the Company is required to keep adequate inventories of both components and finished goods, and must accurately forecast demand for its many products. Inaccurate forecasts of customer demand, restricted availability of purchased components, supplier quality control problems, production equipment problems, cargo carrier strikes or damage to products during manufacture could result in a buildup of excess components or finished goods on the one hand and an inability to deliver product on a timely basis on the other hand, either of which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Competition

   Competition in the bar code printer market is intense and is expected by the Company to increase. The Company competes with a number of companies, many of which have greater financial, technical and marketing resources than the Company.

   The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company and its competitors; general market and economic conditions; and government actions worldwide.

Risks Associated with International Operations

   The Company's sales outside of the United States totaled approximately $8 million, $12 million and $30 million in 1994, 1995 and 1996, respectively. The Company expects that international sales will continue to represent a significant portion of its revenues. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, fluctuating exchange rates, increased difficulty of inventory management, greater difficulty in accounts receivable collection, costs and risks associated with localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, and burdens of complying with a variety of foreign laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales or on its financial position, results of operations, and cash flows. A substantial portion of the value of the components used in the manufacture of the Company's products is represented by components purchased from entities based in Japan. Fluctuations in the exchange rate between the U.S. dollar and Japanese yen could result in an increase in the cost of these components. The Company has not entered into any currency hedging transactions to date, however, in the future, the Company may seek to hedge certain transactions.

Development of Markets and Acceptance of Products; Growth of Bar Code Market

   The Company's continued growth will depend on the Company's ability to improve and market its existing products and to develop and successfully market new products. However, the Company's near-term financial results will depend in part upon increasing market acceptance of, and the Company's ability to expand the market share for, its products. There can be no assurance that any new products the Company may introduce will gain market acceptance.

   The markets for the Company's products are characterized by a high degree of competition, rapidly changing technology, frequent new product introductions and price erosion. Accordingly, the Company believes its future prospects depend on its ability not only to enhance and successfully market its existing products, but also to develop and introduce new products in a timely fashion that achieve market acceptance. There can be no assurance that the Company will be able to identify, design, develop, market or support such products successfully or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

   The Company's current products are primarily used in the bar code market, which began in the 1960s and since then has experienced substantial growth, particularly since 1989. To the extent the bar code market does not continue to grow or experiences a significant economic downturn, the Company's ability to generate revenues could be materially adversely affected. Moreover, even if the size of the bar code market does increase, there can be no assurance that the demand for the Company's products will also increase.

Reliance on Certain Suppliers

   The Company purchases numerous parts, supplies and other components from various suppliers, which the Company assembles into its products. Although there are at least two sources for many of such parts, supplies and components, the Company currently relies on a single source of supply, Mitsubishi Electronics, for the main microprocessor used to control its printers, and is heavily dependent on Rohm Co., Ltd. and Kyocera Industrial Ceramics CP, its primary supply sources for print heads, and NMB Technologies, Inc., its primary supply source for motors. As such, the Company is vulnerable to limits in supply and pricing and product changes by these suppliers. Although management believes that such changes could be accommodated by the Company, they may necessitate changes in the Company's product design or manufacturing methods, and the Company could experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for microprocessors, print heads and motors averages four months, the Company could also experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any future disruptions in supply of suitable parts and components from the Company's principal suppliers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

   No back-up tooling exists for many of the Company's molded plastic components. Should a mold break or become unusable, repair or replacement could take several months. The Company does not always maintain sufficient inventory to allow it to fill customer orders without interruption during the time that would be required to obtain an adequate supply of molded plastic products. Accordingly, an extended interruption in the supply of any such components could adversely affect the Company's financial position, results of operations and cash flows.

ITEM 8.  FINANCIAL STATEMENTS

   The financial statements of the Company are annexed to this Report as pages 24 through 41. An index to such material appears on page 23.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission April 4, 1997.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission April 4, 1997.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
         AND MANAGEMENT

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission April 4, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission April 4, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statement Schedules - None
   (b) Exhibits are annexed to this Report beginning on page E-1
   (c) Form 8-K, filed during the last quarter of the year ended December 31,
       1996

       1. Form 8-K dated October 16, 1996 regarding a potential transaction with Zebra Technologies Corp.

                                   SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELTRON INTERNATIONAL, INC.



                                    By: /s/ Donald K. Skinner
                                        ----------------------------------------
                                            Donald K. Skinner
                                            Chairman of the Board
                                            Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.


          Signature                           Title                    Date
          ---------                           -----                    ----
   /s/ Donald K. Skinner       Chairman of the Board and Chief       March 31, 1997
----------------------------   Executive Officer (Principal
      Donald K. Skinner        Executive Officer)

  /s/ Hugh K. Gagnier          President, Chief Operating Officer    March 31, 1997
----------------------------   and Director
      Hugh K. Gagnier

  /s/ Daniel C. Toomey, Jr.    Vice President Finance and Chief      March 31, 1997
----------------------------   Financial Officer and Secretary
      Daniel C. Toomey, Jr.    (Principal Financial and
                               Accounting Officer)

 /s/  William R. Hoover        Director                              March 31, 1997
----------------------------
      William R. Hoover

 /s/  Robert G. Bartizal       Director                              March 31, 1997
----------------------------
      Robert G. Bartizal

 /s/  George L. Bragg          Director                              March 31, 1997
----------------------------
      George L. Bragg

                           ELTRON INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

Reports of Independent Public Accountants................................................................   24
Consolidated Balance Sheets as of December 31, 1995 and 1996............................................    26
Consolidated Statements of Income for the Years Ended December 31, 1994,1995 and 1996...................    27
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1995
           and 1996.....................................................................................    28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996..............    29
Notes to Consolidated Financial Statements..............................................................    30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Eltron International, Inc.:

      We have audited the consolidated balance sheet of Eltron International, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We previously audited and reported on the consolidated balance sheet of Eltron International, Inc. as of December 31, 1995 and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995 prior to their restatement for the 1996 pooling of interests with RJS, Inc. and subsidiary ("RJS"). The contribution of RJS to the combined revenues and net income represented approximately 40% and 20%; 23% and 11% of the respective restated totals for the years ended December 31, 1994 and 1995. The total assets of RJS represented 13% of the restated totals as of December 31, 1995. Separate financial statements of RJS included in the related restated consolidated balance sheet, statements of income, shareholders' equity and cash flows were audited and reported on separately by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for RJS, is based solely on the report of the other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1995 and the consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995, after restatement for the pooling of interests in 1996; in our opinion, such consolidated statements have been properly combined on the basis described in
Note 1 of the notes to consolidated financial statements.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eltron International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND L.L.P.



Sherman Oaks, California
February 24, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of RJS, Incorporated:

We have audited the consolidated balance sheet of RJS, Incorporated and subsidiary (the "Company") as of September 30, 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the two years in the period ended September 30, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE L.L.P.

Los Angeles, California
November 22, 1995

                           ELTRON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,
                                                               ----------------------------
                                                                  1995           1996
                                                               ------------    ------------
 CURRENT ASSETS:
    Cash ...................................................   $    729,055    $  1,291,396
    Short term investments .................................     15,552,076       7,945,254
    Accounts receivable, net of allowance for doubtful
     accounts of $368,468 and $452,234, respectively .......      9,397,603      16,331,124
    Inventories ............................................     11,506,936      16,947,780
    Prepaid expenses and other current assets ..............      1,146,493         700,145
    Deferred tax asset .....................................      1,891,398       1,291,468
                                                               ------------    ------------
       Total current assets ................................     40,223,561      44,507,167

PROPERTY AND EQUIPMENT, net ................................      3,769,436       7,724,700
DIFFERENCE BETWEEN COST AND FAIR VALUE OF NET ASSETS
    ACQUIRED ...............................................        962,305       1,125,164
OTHER ASSETS ...............................................        668,923         888,028
                                                               ------------    ------------
                                                               $ 45,624,225    $ 54,245,059
                                                               ============    ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under line of credit ........................   $    768,000    $         --
    Accounts payable .......................................      4,091,008       6,881,637
    Accounts payable to shareholder ........................      1,816,909         160,082
    Accrued liabilities ....................................        976,599       1,179,415
    Accrued compensation ...................................        820,217       1,311,862
    Deferred service contract revenue ......................        215,000         349,516
                                                               ------------    ------------
       Total current liabilities ...........................      8,687,733       9,882,512

LONG TERM OBLIGATION .......................................        751,313         811,313
COMMITMENTS ................................................             --              --

SHAREHOLDERS' EQUITY:
    Preferred stock, 10,000,000 shares authorized of
     which none are outstanding ............................             --              --
    Common stock, no par value:
     Authorized -- 30,000,000 shares
     Issued and outstanding - 7,155,818 and 7,302,294
        shares, respectively ...............................     23,990,634      24,238,345
    Cumulative translation adjustment ......................        (13,733)         25,400
    Retained earnings ......................................     12,208,278      19,287,489
                                                               ------------    ------------
       Total shareholders' equity ..........................     36,185,179      43,551,234
                                                               ------------    ------------
                                                               $ 45,624,225    $ 54,245,059
                                                               ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            ELTRON INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                               Year Ended December 31,
                                                     -------------------------------------------
                                                         1994           1995              1996
                                                     ------------   ------------    ------------
SALES ............................................   $ 29,276,490   $ 54,971,064    $ 88,509,582
COST OF SALES ....................................     16,253,100     30,123,477      50,171,082
                                                     ------------   ------------    ------------
 Gross profit ....................................     13,023,390     24,847,587      38,338,500
OPERATING EXPENSES:
 Selling, general and administrative .............      5,803,352     11,270,292      16,398,967
 Research and product development ................      1,885,320      2,932,003       5,308,736
 Write off of acquired in process
  technology and other costs associated
  with acquisitions ..............................             --             --       3,528,555
                                                     ------------   ------------    ------------
INCOME FROM OPERATIONS ...........................      5,334,718     10,645,292      13,102,242
OTHER (INCOME) EXPENSE:
 Interest, net ...................................         29,800       (378,458)       (199,505)
 Other, net ......................................         86,000        263,287         (11,982)
                                                     ------------   ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES .........      5,218,918     10,760,463      13,313,729
PROVISION FOR INCOME TAXES .......................      1,595,714      3,640,762       6,215,173
                                                     ------------   ------------    ------------
NET INCOME .......................................   $  3,623,204   $  7,119,701    $  7,098,556
                                                     ============   ============    ============
NET INCOME PER COMMON SHARE ......................   $       0.58   $       0.97    $       0.91
                                                     ============   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING .....................................      6,211,796      7,348,966       7,821,379
                                                     ============   ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock                             Cumulative
                                     ----------------------------      Note           Translation     Retained
                                        Shares           Amount      Receivable       Adjustment      Earnings           Total
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1993 .........    3,345,852    $    569,184    $    (65,288)   $         --    $  1,465,373    $  1,969,269
   Issuance of common stock,
     net of offering costs
     of $1,436,368 .................    2,500,000       6,063,632              --              --              --       6,063,632
   Repayment of note receivable ....           --              --          65,288              --              --          65,288
   Exercise of stock options .......      215,472          69,492              --              --              --          69,492
   Translation adjustment ..........           --              --              --         (11,050)             --         (11,050)
   Net income ......................           --              --              --              --       3,623,204       3,623,204
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1994 .........    6,061,324       6,702,308              --         (11,050)      5,088,577      11,779,835
   Issuance of common stock,
     net of offering costs
     of $1,198,575 .................      850,000      16,651,425              --              --              --      16,651,425
   Retirement of warrants ..........           --        (274,527)             --              --              --        (274,527)
   Exercise of stock options .......      244,494         266,428              --              --              --         266,428
   Tax benefit resulting from
     exercise of options ...........           --         645,000              --              --              --         645,000
   Translation adjustment ..........           --              --              --          (2,683)             --          (2,683)
   Net income ......................           --              --              --              --       7,119,701       7,119,701
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1995 .........    7,155,818      23,990,634              --         (13,733)     12,208,278      36,185,179
   Adjustment to retained earnings
     as a result of
     business combination ..........           --              --              --              --         (19,345)        (19,345)
   Exercise of stock options .......      169,337         447,215              --              --              --         447,215
   Repurchase of shares in
     connection with
     RJS merger ....................      (22,861)       (775,581)             --              --              --        (775,581)
   Tax benefit resulting from
     exercise of options ...........           --         576,077              --              --              --         576,077
   Translation adjustment ..........           --              --              --          39,133              --          39,133
   Net income ......................           --              --              --              --       7,098,556       7,098,556
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1996 .........    7,302,294    $ 24,238,345    $         --    $     25,400    $ 19,287,489    $ 43,551,234
                                     ============    ============    ============    ============    ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                           1994            1995            1996
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................   $  3,623,204    $  7,119,701    $  7,098,556
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
    Write off of purchased in process
        technology .................................             --              --       2,500,000
    Depreciation and amortization ..................        189,645         580,306       1,441,350
    Amortization of the difference between
     cost and fair value of net assets acquired.....       (116,000)         56,000         235,041
    Provision for doubtful accounts ................        121,595          31,163         124,775
    Deferred income taxes ..........................       (323,000)       (517,398)        586,852
    Changes in assets and liabilities, net
     of businesses acquired:
     Accounts receivable ...........................     (2,373,830)     (3,150,979)     (6,094,240)
     Inventories ...................................     (2,156,196)     (6,404,535)     (5,069,894)
     Prepaid expenses and other assets .............       (222,754)       (797,490)        922,117
     Deferred offering costs .......................        158,000              --              --
     Accounts payable ..............................        564,095         958,786       1,735,829
     Accounts payable to shareholder ...............        443,837         898,562      (1,656,827)
     Accrued liabilities and compensation ..........        386,593         618,966         551,296
     Accrued taxes payable .........................      1,756,017      (1,775,239)             --
     Deferred service contract revenue .............         23,000          16,000         134,516
                                                       ------------    ------------    ------------
  Net cash provided by (used in) operating
     activities.....................................      2,074,206      (2,366,157)      2,509,371
CASH FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............       (927,745)     (2,955,760)     (5,280,209)
  Cash paid in connection with acquisition
    of Russet, Ltd. ................................       (682,333)             --              --
  Cash paid in connection with acquisition
    of Privilege S.A. ...............................            --              --      (3,196,373)
  Purchase of short term investments ...............     (5,856,147)    (20,852,247)    (14,930,428)
  Sale of short term investments ...................      1,746,736       9,409,582      22,537,250
                                                       ------------    ------------    ------------
  Net cash used in investing activities ............     (5,719,489)    (14,398,425)       (869,760)

CASH FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of
    credit .........................................       (333,447)       (887,911)       (768,000)
  Cash proceeds from stock sales, net ..............      6,128,920      16,651,425              --
  Common stock purchased in connection with
    RJS merger .....................................             --              --        (775,581)
                                                       ------------    ------------    ------------
  Payments to retire warrants ......................             --        (274,527)             --
  Proceeds from exercise of stock options ..........         69,492         266,428         447,215
  Payments on notes payable to shareholder .........       (799,856)             --              --
  Net borrowings (repayments) of long term
    debt ...........................................       (100,000)             --         (20,037)
                                                       ------------    ------------    ------------
  Net cash provided by (used in) financing
    activities .....................................      4,965,109      15,755,415      (1,116,403)
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............        (11,050)         (2,683)         39,133
                                                       ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ....................      1,308,776      (1,011,850)        562,341
CASH BALANCE, beginning of year ....................        432,129       1,740,905         729,055
                                                       ------------    ------------    ------------
CASH BALANCE, end of year ..........................   $  1,740,905    $    729,055    $  1,291,396
                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURES:
 Interest and taxes paid:
   Interest paid ...................................   $    178,876    $    119,767    $     29,311
   Taxes paid ......................................         78,707       6,374,000       5,089,531
 Non-cash transactions:
   Assumption of liabilities in connection
     with acquisition of Russet, Ltd. ..............        622,000              --              --
   Tax benefit resulting from exercise of
     options .......................................             --         645,000         576,077
   Assumption of liabilities and obligations
     in connection with acquisition of
     Donner Media, Inc. ............................             --       1,009,606              --
   Assumption of liabilities and obligations
     in connection with acquisition of
     Privilege S.A. ................................             --              --       1,323,000

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

   Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, card printers, related accessories, software and custom print engines for applications such as airline ticketing. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. These products are sold by the Company through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers, independent distributors and its own direct sales force located throughout the world. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, health-care, manufacturing, financial services and local, state and Federal identification cards including driver's licenses. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets.

   Effective March 1, 1996, the Company acquired RJS, Incorporated ("RJS") in a business combination accounted for as a pooling of interests. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. The consolidated financial statements for all years prior to 1996 have not been restated to reflect RJS' change in fiscal year. The 1995 and 1994 financial statements include RJS' results of operations on a September 30 fiscal year end basis and Eltron's results of operations on a December 31 calendar year basis. Earnings per share data reflects the shares issued in the merger for all periods presented. Prior to February 1996, Eltron and RJS, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Principles of Consolidation

   The consolidated financial statements include the accounts of Eltron International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   b. Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   c. Short Term Investments

   The Company has classified its short term investments, including those with an original maturity of 90 days or less, as "available for sale" and accordingly, carries such securities at aggregate fair value. At December 31, 1996, the Company's short term investments consisted primarily of municipal bonds and selected bond funds. The aggregate fair value of the Company's short term investments approximated their amortized cost basis. At December 31, 1996, all of the Company's short term investments had maturities of less than one year.

   d. Revenue Recognition

   Revenue is recognized upon shipment. Currently, the Company generally does not provide its customers with the right of return. The Company sells extended service contracts for some of its products. Revenue for such contracts is recognized on a straight line basis over the life of the contract.

   e. Warranty

   The Company provides a warranty of up to one year on certain components of its printers. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

   f. Research and Product Development

   Research and product development costs are expensed as incurred.

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   g. Difference Between Cost and Fair Value of Net Assets Acquired

   Difference between cost and fair value of net assets acquired represents the difference between the purchase price and the fair value of assets acquired in business combinations accounted for as a purchase. The Company amortizes the difference between cost and fair value of net assets acquired on a straight-line basis over the period for which such additional value is expected to be realized, typically three to five years. The Company continually evaluates whether changes have occurred that would suggest that such additional value may not be realized over the remaining amortization period. If this review indicates that the remaining estimated useful life of the difference between cost and fair value of net assets acquired requires revision or is not recoverable, the carrying amount is reduced by the estimated shortfall. To date, the Company has not revised the carrying amount of the difference between cost and fair value of net assets acquired. Accumulated amortization of the difference between cost and fair value of net assets acquired is as follows:

                                                            DECEMBER 31,
                                                      --------------------------
                                                          1995          1996
                                                      ------------   -----------
Accumulated amortization of excess cost               $   (225,000)  $ (404,000)
over fair value of net assets acquired
Accumulated amortization of excess fair                  1,194,000     1,608,000
value over cost of net assets acquired                ------------   -----------
                                                      $    969,000   $ 1,204,000
                                                      ============   ===========

   h. Translation of Foreign Currencies

   All assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period; the resulting gains and losses are included in a separate component of shareholders' equity. Transaction gains (losses) are included in the accompanying income statements and were not significant in 1994, 1995 or 1996. Until the acquisition of Russet, Ltd. and Privilege S.A. in November of 1994 and January of 1996, respectively, the Company conducted its international business transactions exclusively in U.S. Dollars. The Company has not entered into any currency hedging transactions to date, however, in the future, the Company may seek to hedge certain transactions.

   i. Sales and Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short term investments and trade accounts receivable. The Company places its cash and short term investments in a variety of financial instruments such as market rate accounts, municipal bonds, selected bond funds and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

   The Company's largest customer, United Parcel Service, either directly or through certain of its marketing partners ("UPS") accounted for approximately $7.9 million, $20.8 million and $27 million of the Company's sales for the years ended December 31, 1994, 1995 and 1996, respectively. At December 31, 1995 and 1996, accounts receivable from United Parcel Service totaled approximately $3.1 million and $2.4 million, respectively.

   The Company extends credit based on an ongoing evaluation of each customer's financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses which to date have been within management's expectations.

   j. Advertising

   Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1994, 1995 and 1996 totaled $543,000, $797,000 and
$1,624,000, respectively.

   k. Income Taxes

   The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   l. Net Income Per Common Share

   Net income per common share is computed using the weighted average number of shares outstanding and dilutive equivalents (options and warrants).

   m. Accounting for Stock Based Compensation

   The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock Based Compensation," as of December 31, 1996. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1996 and continues to account for stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees."

   n. Reclassifications

   Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

   o. Long Term Assets

   The carrying value of long term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value.

   p.  Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods; the Company has not yet determined the impact of SFAS No.
128.

3.  INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                          December 31,
                                                ----------------------------
                                                    1995             1996
                                                -----------      -----------
      Subassemblies and raw materials.........  $ 8,569,233      $10,958,660
      Work in process.........................      386,519        1,924,981
      Finished goods..........................    2,551,184        4,064,139
                                                -----------      -----------
                                                $11,506,936      $16,947,780
                                                ===========      ===========


4.  PROPERTY AND EQUIPMENT

      Property and equipment stated at cost consists of the following:

                                                          December 31,
                                                ----------------------------
                                                    1995             1996
                                                -----------      -----------
      Tooling and machinery..................   $ 3,803,238      $ 6,386,954
      Office equipment.......................       915,996        3,720,350
      Leasehold improvements.................        40,034           80,261
                                                -----------      -----------
                                                  4,759,268       10,187,565
      Less, accumulated depreciation and
         amortization........................      (989,832)      (2,462,865)
                                                -----------      -----------
      Net property and equipment.............   $ 3,769,436      $ 7,724,700
                                                ===========      ===========

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

    Machinery and manufacturing equipment................. 3 to 10 years
    Furniture and office equipment........................  3 to 7 years

   The Company capitalizes tooling costs once a product design has been finalized. Tooling costs are amortized to cost of sales on a straight-line basis over the greater of estimated product life, generally three years, or the ratio of current revenue to the total of current and anticipated future revenue. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or lease term. Depreciation and amortization expense totaled $208,356, $530,972 and $1,473,033 for the years ended December 31, 1994, 1995 and 1996, respectively. Major replacements or betterments of property and equipment are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred.

5. PUBLIC OFFERINGS, CHANGES IN CAPITALIZATION AND WARRANTS

   On February 9, 1994, the Company completed an initial public offering (the "IPO") of 2,500,000 shares of its Common Stock at $3.00 per share, raising approximately $6.1 million. In connection with the IPO the following transactions occurred: (i) notes payable to Shareholders totaling $799,856 were repaid in full -- see Note 7; (ii) borrowings under the Company's line of credit in the amount of $483,447 were repaid; (iii) the Company received payment in full for a note receivable from a shareholder in the amount of $65,288.

   In connection with the IPO the Company sold, for $110, to Cruttenden Roth Incorporated ("Cruttenden"), the underwriter, warrants to purchase up to 220,000 shares of the Company's Common Stock, at an exercise price of $3.60 per share. The Cruttenden warrants are exercisable for a period of up to four years beginning February 9, 1995 and are not transferable, except to officers of Cruttenden. In addition, the Company has granted certain rights to the holders of the Cruttenden warrants to register the Common Stock underlying Cruttenden warrants under the Securities Act of 1933, as amended. None of the Cruttenden warrants had been exercised as of December 31, 1996.

   On May 31, 1995, the Company completed a follow on public offering (the "Offering") of 850,000 shares of its common stock at $21.00 per share, raising approximately $16.7 million. Approximately, $274,000 of the proceeds from the Offering were used to retire warrants to purchase up to 15,832 shares of the Company's common stock issued to Silicon Valley Bank in connection with its 1993 line of credit agreement.

   In October 1993, the Company's Board of Directors declared a 1.5-for-1 split of the Company's common stock, which also became effective in October 1993. In November 1993, the Company's Board of Directors declared a .9640288-for-1 reverse split of the Company's common stock, which became effective in January 1994. On April 18, 1995, the Company's Board of Directors declared a 2-for-1 forward stock split of the Company's common stock, which was effective on May 1, 1995. All common share data and per share data included in the accompanying financial statements and notes thereto have been adjusted to reflect these stock splits.

6. BUSINESS COMBINATIONS

   Russet Limited

   At October 31, 1994, the Company expanded its operations in Europe and the United Kingdom by purchasing certain assets and the distribution business of Russet, Limited ("Russet") in a transaction accounted for as a purchase for financial reporting purposes. The purchase price paid by Eltron was approximately $682,000 in cash and the assumption of approximately $622,000 in trade liabilities and debt. The assets acquired by Eltron consisted of trade receivables, inventories, equipment, technology and agency rights used in Russet's business as a distributor of bar code equipment, ticket printing equipment and related products.

   The estimated fair values of the assets of Russet acquired are summarized as follows:

               Trade receivables ...................   $  412,000
               Inventories .........................      352,000
               Equipment and other tangible assets .      119,000
               Cost in excess of net assets acquired      421,000
                                                       ==========
                           Total ...................   $1,304,000
                                                       ==========

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The results of operations relating to Russet are included with those of the Company from November 1, 1994. Net revenues generated from Russet operations totaled approximately $454,000 for the period from November 1, 1994 to December 31, 1994.

      The unaudited consolidated statement of income which follows was prepared as if the acquisition of Russet had occurred as of January 1, 1994. For the purposes of the pro forma information presented, the Statement of Income for the year ended March 31, 1995 has been included for Russet. In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma financial statement have been made based on the terms and structure of the transaction. However, the preparation of pro forma financial information requires many assumptions which may differ from actual operations. This unaudited pro forma financial statement is not necessarily indicative of the actual results which the Company would have reported had the acquisition occurred as of January 1, 1994, nor does it purport to indicate the results of future operations.

                    Pro Forma Condensed Statement of Income
                for Eltron International, Inc. and Russet, Ltd.
                                  (Unaudited)

                                                        Year Ended
                                                       December 31,
                                                           1994
                                                        -----------
             Sales ..................................   $31,245,671
             Income before provision for income taxes     5,379,378
                                                        -----------
             Net income .............................   $ 3,676,097
                                                        ===========
             Net income per common share ............   $      0.59
                                                        ===========

   Donner Media, Inc.

   Effective September 1, 1995, the Company purchased 80% of the outstanding capital stock of Donner Media, Inc. ("Donner"), a manufacturer of pressure sensitive labels located in Appleton, Wisconsin for $250,000 in cash. The Company also entered into an agreement (the "Agreement") to acquire the remaining 20% of Donner's outstanding capital stock. Under the terms of the Agreement the Company has committed to purchase Donner's remaining capital stock on September 1, 1998 for the greater of (i) the incremental value of such shares as determined in accordance with the valuation methodology set forth in the Agreement or (ii) $1 million in cash. The amount recorded in the accompanying financial statements related to this payment is based upon management's judgments regarding such factors as future competitive conditions and product costs, which can be difficult to predict. Actual results could differ from those estimates. The net present value of this estimated payment, calculated at an effective interest rate of 9% per annum, has been included in "Long Term Obligation" on the accompanying Consolidated Balance Sheet.

   The acquisition has been accounted for as a purchase for financial reporting purposes and, accordingly, the results of operations for Donner are included with those of the Company from September 1, 1995. Revenues for the period from September 1, 1996 to December 31, 1996, totaled $1.1 million. A portion of the purchase price has been allocated to the assets and liabilities of Donner based on their estimated respective fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of Donner's net assets by $1 million which has been included in "Difference between cost and fair value of net assets acquired" on the accompanying Consolidated Balance Sheets.

   Privilege S.A.

   At January 1, 1996, the Company purchased all of the outstanding capital stock of Privilege S.A. ("Privilege"), a French company primarily engaged in the design, manufacture and distribution of custom plastic card printers. This transaction has been accounted for as a purchase for financial reporting purposes. Acquired in-process technology valued at $2.5 million was expensed immediately. The purchase price paid by Eltron was approximately $3.2 million in cash and the assumption of approximately $1.3 million in trade liabilities and debt. The assets acquired by Eltron consisted of trade receivables, inventories, equipment and technology.

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The estimated fair values of the assets of Privilege acquired are summarized as follows:

           Trade receivables ..........................   $  964,000
           Inventories ................................      370,000
           Equipment and other tangible assets ........      328,000
           In process research and development projects    2,500,000
           Cost in excess of net assets acquired ......      397,000
                                                          ----------
                       Total ..........................   $4,559,000
                                                          ==========

   The results of operations relating to Privilege are included with those of the Company from January 1, 1996. Net revenues generated from Privilege operations totaled approximately $7.8 million for the period from January 1, 1996 to December 31, 1996.

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

   The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. Earnings per share data reflects the shares issued in the merger for all periods presented. Prior to February 1996, Eltron and RJS, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying financial statements.

   In connection with the merger, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. During the three months ended December 31, 1995, RJS reported sales of $3 million and a net loss of $19,000. In order to reflect this change in fiscal year-end, retained earnings has been decreased by RJS's net loss for the three months ended December 31, 1995. The consolidated financial statements for all periods prior to 1996 have not been restated to reflect RJS's change in fiscal year and include RJS's results of operations on a September 30 fiscal year end basis and Eltron on a December 31 calendar year basis.

   Prior to the merger, RJS had a $2 million line of credit facility with a bank. The credit facility was collateralized by accounts receivable, inventories and property and equipment. Immediately upon the merger of Eltron and RJS, the RJS line of credit was paid in full, and the line terminated. The weighted average borrowing rates for 1994, 1995 and 1996, on the above credit facility, was 9.2%, 9.3% and 9.3%, respectively.

   A reconciliation of net sales and net income previously reported to net sales and net income as adjusted to reflect the merger is as follows:

                                          Year Ended December 31,
                                         -------------------------
                                            1994          1995
                                         -----------   -----------
             Sales:
               As previously reported:
               By Eltron                 $17,530,490   $42,361,064
               By RJS                     11,746,000    12,610,000
                                         -----------   -----------
               As restated               $29,276,490   $54,971,064

             Net Income:
               As previously reported:
               By Eltron                 $ 2,913,204   $ 6,369,701
               By RJS                        710,000       750,000
                                         -----------   -----------
               As restated               $ 3,623,204   $ 7,119,701

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  RELATED PARTY TRANSACTIONS

   The Company was party to a manufacturing and marketing agreement with a shareholder, Taiwan Semiconductor Co. Ltd. ("TSC"), from January of 1991 until June of 1996. The agreement provided TSC with the non-exclusive right to manufacture printers and printer components for the Company as well as the exclusive right to market and distribute certain Eltron products in the continent of Asia. Under the terms of the agreement, TSC was required to pay the Company a royalty equal to 3.5% of gross revenues derived from sales of Eltron products and could either: (i) manufacture the Eltron products which are sold in Asia or (ii) purchase the products from Eltron.

   For the years ended December 31, 1994, 1995 and 1996, the Company purchased subassemblies and components totaling $2,855,387, $7,899,775 and $3,717,825, respectively from TSC (of which $2,708,313, $5,153,426 and $2,899,148 are recorded in cost of goods sold) and received royalties of $8,088, $4,624 and $0 respectively.

8.  EMPLOYEE BENEFIT PLAN

   The Company has a 401(k) savings and profit sharing plan that is available to substantially all of its employees. Under the plan, employees can make voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employees' annual contributions. Contributions made by either employees or the Company are deemed to be vested immediately. Company contributions during each of 1994 and 1995 were $18,000. No contributions were made in 1996.

9.  INCOME TAXES

   The sources of income before provision for income taxes were as follows:

                                                             December 31,
                                               ---------------------------------------
                                                   1994          1995          1996
                                               -----------   -----------   -----------
Domestic ...................................   $ 5,183,164   $10,682,567   $12,437,699
Foreign ....................................        35,754        77,896       876,030
                                               -----------   -----------   -----------
    Income before provision for income taxes   $ 5,218,918   $10,760,463   $13,313,729
                                               ===========   ===========   ===========


   The provision (benefit) for income taxes is comprised of the following:

                                            December 31,
                             -----------------------------------------
                                1994           1995           1996
                             -----------    -----------    -----------
Current:
    Federal ..............   $ 1,404,705    $ 3,151,148    $ 4,442,295
    State ................       459,708        884,204        817,077
    Foreign ..............        54,301         72,808        355,871
Deferred:
    Federal ..............      (323,000)      (395,000)       428,430
    State ................            --        (72,398)       171,500
                             -----------    -----------    -----------
Provision for income taxes   $ 1,595,714    $ 3,640,762    $ 6,215,173
                             ===========    ===========    ===========

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                                             December 31,
                                             -------------------------------------------
                                                1994            1995             1996
                                             -----------     -----------     -----------
Federal income tax provision at statutory
  rate of 34% ............................   $ 1,774,432     $ 3,658,557     $ 4,526,667
Effect of graduated tax rates ............          --              --           133,138
Effect of tax rate difference for Foreign
  Sales Corporation ......................       (33,017)        (69,372)        (49,372)
State taxes, net of Federal benefit ......       303,460         535,876         798,000
Write off of acquired in process
  technology and other
  non-deductible expenses
  resulting from acquisitions ............          --              --         1,088,000
Utilization of net operating loss
  carryforwards ..........................      (245,674)       (130,701)           --
Tax credits ..............................       (93,573)       (287,413)       (345,060)
Interest income exempt from Federal tax ..       (41,931)       (161,131)        (71,000)
Change in valuation allowance for deferred
  tax assets .............................       (64,871)        (78,820)           --
Other, net ...............................        (3,112)        173,766         134,800
                                             -----------     -----------     -----------
      Provision for income taxes .........   $ 1,595,714     $ 3,640,762     $ 6,215,173
                                             ===========     ===========     ===========
Effective tax rate .......................          30.6%           33.8%           46.7%
                                             ===========     ===========     ===========


   The components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31,
                                            --------------------------
                                               1995            1996
                                            -----------    -----------
Deferred tax assets:
  Expenses deductible in future years ...   $   924,888    $   694,423
  Federal benefit of state tax liability        263,991        318,900
  Net operating loss carryforwards ......     1,325,000      1,325,000
  Investment credit carryforwards .......       335,000           --
                                            -----------    -----------
    Gross deferred tax asset ............     2,848,879      2,338,323
  Valuation allowance for deferred assets      (851,000)      (851,000)
                                            -----------    -----------
    Net deferred tax asset ..............     1,997,879      1,487,323
                                            -----------    -----------
Deferred tax liabilities:
  Depreciation and amortization .........      (106,481)      (195,855)
                                            -----------    -----------
    Net deferred tax liability ..........      (106,481)      (195,855)
                                            -----------    -----------
Net deferred tax asset ..................   $ 1,891,398    $ 1,291,468
                                            ===========    ===========

   As of December 31, 1996 the Company had net operating loss carryforwards available to offset future Federal taxable income which totaled approximately $1,397,000. These loss carryforwards expire through 2002. At December 31, 1996, the Company also had tax loss carryforwards totaling approximately $1,500,000 available to offset future taxable income in Germany. A valuation allowance has been recorded against the German tax loss carryforwards. Net operating loss carryforwards available to offset alternative minimum taxable income do not differ significantly from those available to offset regular taxable income.

   Evaluation allowance for deferred tax assets, other than German tax loss carryforwards, has not been recorded as a result of the Company's increased earnings capacity which, in the opinion of management, is sufficient to ensure utilization of recorded deferred tax assets in future periods.

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS

   The Company has entered into non-cancelable operating leases for its warehouse and office space as well as certain equipment. Lease terms generally range from one to four years; certain building leases contain options for renewal and are subject to escalation clauses tied to the Consumer Price Index. Rental expense under these agreements was $249,852, $580,311 and $645,347 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company's leases for its main warehouse and office facilities in Simi Valley, California expire in January of 1999. The Company's future minimum non-cancelable rental commitments on these leases at December 31, 1996 are as follows:

Year ending December 31,
------------------------
1997...................................................  $    471,878
1998...................................................       448,651
1999...................................................       139,289
2000...................................................        77,308
2001...................................................           --
                                                          -----------
                                                          $ 1,137,126
                                                          ===========



11.    STOCK OPTION PLANS

   The Company adopted stock option plans in 1992, 1993 and 1996 (the 1992 Stock Option Plan, 1993 Stock Option Plan and the 1996 Stock Option Plan). Incentive and nonqualified options under these plans may be granted to employees, officers and consultants of the Company. There are 1,601,000 shares of common stock reserved for issuance under these plans of which 629,303 shares have been exercised. The exercise price of the options are determined by a committee of the board administering the plans, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value on the date of grant. Nonqualified options may be granted at an exercise price that is less than the fair market value of the common stock on the date of grant and require the recognition of a corresponding compensation expense by the Company. Outstanding options generally become exercisable over four years.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation costs for the Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):



                                      As
                                   Reported       Pro Forma
                                   --------       ---------
Year Ended December 31, 1996:
   Net income ................   $   7,098,556   $   6,147,644
   Net income per common share            0.91            0.79


Year Ended December 31, 1995:
   Net income ................   $   7,119,701   $   6,849,290
   Net income per common share            0.97            0.93


   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.
SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A summary of the status of the Company's stock options as of December 31, 1994, 1995 and 1996, and the changes during the year ended on those dates is presented below:


                                     1994                 1995                1996
                               ----------------   ------------------   ------------------
                                         Weighted           Weighted             Weighted
                               Number    Average   Number    Average   Number    Average
                                 of       Price      of      Price       of       Price
                               Shares   Per Share  Shares  Per Share   Shares   Per Share
                               ------   --------- -------  ---------   ------   ---------
Balance, beginning..........  582,682     $0.40   592,960   $ 1.68    584,602    $ 6.92
Options granted.............  231,000     $3.67   245,896   $13.51    373,420    $22.21
Options canceled............   (5,250)    $0.32    (9,760)  $ 1.09     (3,500)   $ 2.78
Options exercised........... (215,472)    $2.50  (244,494)  $ 0.61   (169,337)   $23.71
                              --------    -----   --------  ------    --------   ------
Balance, end................  592,960     $1.68   584,602    $6.92    785,185    $15.01
                              =======             =======             =======
Options exercisable at year
  end.......................   45,748              22,063             118,290
                              =======             =======             =======
Options available for grant.  529,278             626,024             953,187
                              =======             =======             =======
Weighted average fair value
  of options granted during
  the year..................    $1.82               $6.53             $10.65
                              =======             =======             ======


   The following table summarizes information about stock options outstanding at December 31, 1996:

                                          Options                            Options
                                         Outstanding                       Exercisable
                            --------------------------------------  -------------------------
                                          Weighted
                               Number     Average                                    Weighted
                             of Shares   Remaining      Weighted       Number         Average
                            Outstanding  Contractual    Average      Outstanding     Exercise
Range of Exercise Price     at 12/31/96     Life     Exercise Price  at 12/31/96      Price
-----------------------     -----------     ----     --------------  -----------      -----
$0.18 to $9.88 ...........     308,120       3.3         $ 5.30         78,040       $ 3.84
$10.50 to $19.00 .........      94,065       7.9         $16.51         25,875       $15.21
$21.75 to $27.75 .........     373,000       9.5         $22.14         14,375       $24.97
$33.75 to $34.75 .........      10,000       9.1         $34.15             --       $   --
                               -------       ---         ------        -------
$0.18 to $34.75 ..........     785,185       6.9         $15.01        118,290       $ 8.89
                               =======                                 =======


   The fair value of options granted during 1995 and 1996 is estimated as $1.4 million and $3.5 million, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 55% for 1995 and 1996, (iii) weighted average risk-free interest rates of 6.9% and 6.3% for 1995 and 1996, respectively, (iv) weighted average expected life of 3.5 years for 1995 and 1996, and (v) assumed forfeiture rate of 6%.

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INTERNATIONAL SALES AND FOREIGN OPERATIONS

   The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Geographic information including sales and transfers between geographic areas is presented below:

                                                            December 31,
                                             ------------------------------------------
                                                 1994            1995           1996
                                             ------------   ------------   ------------
Revenues from unaffiliated customers:
-------------------------------------------
 United States ............................    21,574,598     42,971,064     58,199,248
 Europe ...................................     6,997,132     10,617,073     25,765,766
 Other ....................................       704,760      1,382,927      4,544,568
                                             ------------   ------------   ------------
   Total ..................................  $ 29,276,490   $ 54,971,064   $ 88,509,582
                                             ============   ============   ============
Transfers between geographic regions:
-------------------------------------------
 United States ............................          --             --        1,696,682
 Europe ...................................        96,799      1,168,854      3,651,203
 Other ....................................          --             --             --
                                             ------------   ------------   ------------
   Total ..................................  $     96,799   $  1,168,854   $  5,347,885
                                             ============   ============   ============
Total revenues:
-------------------------------------------
 United States ............................    21,574,598     42,971,064     59,895,930
 Europe ...................................     7,093,931     11,785,927     29,416,969
 Other ....................................       704,760      1,382,927      4,544,568
 Intersegment eliminations ................       (96,799)    (1,168,854)    (5,347,885)
                                             ------------   ------------   ------------
   Total ..................................  $ 29,276,490   $ 54,971,064   $ 88,509,582
                                             ============   ============   ============
Net/Income (loss):
-------------------------------------------
 United States ............................     3,601,752      7,125,534      6,157,583
 Europe ...................................        21,452         (5,833)       940,973
 Other ....................................          --             --             --
                                             ------------   ------------   ------------
   Total ..................................  $  3,623,204   $  7,119,701   $  7,098,556
                                             ============   ============   ============
Identifiable assets:
-------------------------------------------
 United States ............................    17,904,509     43,818,089     49,097,711
 Europe ...................................     1,589,493      1,806,136      5,133,348
 Other ....................................          --             --           14,000
                                             ------------   ------------   ------------
   Total ..................................  $ 19,494,002   $ 45,624,225   $ 54,245,059
                                             ============   ============   ============

U.S. export sales to unaffiliated customers
  by destination of sale:
-------------------------------------------
 Europe ...................................     6,997,132      7,181,631     13,299,596
 Other ....................................       704,760      1,382,927      4,544,568
                                             ------------   ------------   ------------
   Total ..................................  $  7,701,892   $  8,564,558   $ 17,844,164
                                             ============   ============   ============

                           ELTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial information for fiscal years 1995 and 1996 are as follows:

                                                                        Quarter Ended
                                                -----------------------------------------------------------------
                                                 March 31          June 30        September 30      December 31
                                                 --------          -------        ------------      -----------
Fiscal year 1995
     Net revenues                               $  11,774,000    $  12,181,000     $  14,292,000    $  16,724,000
     Gross profit                                   5,445,000        5,442,090         6,528,000        7,433,000
     Net income (loss)                              1,631,000        1,494,000         1,759,000        2,235,000
     Net income (loss) per share                         0.24             0.21              0.23             0.29
Fiscal year 1996
     Net revenues                               $  19,019,000    $  22,730,000     $  24,013,000    $  22,748,000
     Gross profit                                   8,768,000        9,940,000         9.958,000        9,672,000
     Net income (loss)                               (743,000)       2,824,000         2,676,000        2,341,000
     Net income (loss) per share                        (0.10)            0.36              0.34             0.30

                                INDEX TO EXHIBITS
                                  Exhibit Index


                                                                                     Sequential Page
                                                                                          Number
                                                                                          ------
      Exhibit Number                              Description
      --------------                              -----------
           2.1              Stock Purchase Agreement Among Eltron International,
                            Inc. and Donner Media, Incorporated and All of the
                            Shareholders of Donner Media, Incorporated dated
                            September 29, 1995 (without exhibits and schedules).
                            (6)

           2.2 Contrat de Vente d'Actions Privilege S.A., registered January 30, 1996. (to be filed by amendment)

           2.3              Agreement of Merger and Plan of Reorganization dated
                            February 29, 1996 by and among Eltron International,
                            Inc., Eltron Acquisition Corp., RJS Incorporated and the shareholders of RJS, Incorporated (without exhibits and schedules). (1)

           2.4 Amendment dated March 1, 1996 to Agreement of Merger and Plan of Reorganization dated February 29, 1996 by and among Eltron International, Inc., Eltron
                            Acquisition Corp., RJS, Incorporated and the shareholders of RJS, Incorporated. (7)

           3.1 Amended and Restated Articles of Incorporation of the Company (2)

           3.2              Bylaws of the Company as amended to date. (2)

           3.3              Amendment to Amended and Restated Articles of
                            Incorporation filed January 18, 1994. (4)

           3.4              Amendment to Amended and Restated Articles of
                            Incorporation filed May 9, 1995 relating to a 2-for-1 stock split. (3)

           4.1              Form of common stock certificate (5)

           10.1             Agreement and Plan of Merger dated as of April 10,
                            1995, among the Company, Eltron, Incorporated by
                            Donald Skinner. (3).

           10.2             Employment Agreement dated as of January 1, 1997
                            between Donald K. Skinner and the Company. (filed
                            herewith)                                                     44

           10.3             Employment Agreement dated as of January 1, 1997
                            between Hugh Gagnier and the Company. (filed
                            herewith)                                                     52

           10.4             Employment Agreement dated as of January 1, 1997
                            between Patrice Foliard and the Company. (filed
                            herewith)                                                     61

           10.5             Employment Agreement dated as of January 1, 1997
                            between Daniel C. Toomey, Jr. and the Company.
                            (filed herewith)                                              70

           11.1             Computation of Earnings per Share. (filed herewith)           79

           21.1             List of Subsidiaries. (filed herewith)                        80

           23.1             Consent of Coopers & Lybrand L.L.P. (filed herewith)          81

           27.1             Financial Data Schedule. (filed herewith)                     82

(1)    Previously filed as an exhibit to the Company's Form 8-K filed March 12,
       1996
(2) Previously filed with the Securities and Exchange Commission on November 26, 1993 as exhibits to the Company's Registration Statement on Form SB-2 (33-72200-LA)
(3) Previously filed with the Securities and Exchange Commission on May 9, 1995 as exhibits to the Company's Registration Statement on Form SB-2 (33-91480).
(4) Previously filed with the Securities and Exchange Commission on January 21, 1994 as exhibits to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (33-72200-LA).
(5) Previously filed with the Securities and Exchange Commission on February 8, 1994 as exhibits to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (33-72200-LA).
(6) Previously filed with the Securities and Exchange Commission on March 20, 1996 as exhibits to the Company's Registration Statement on Form S-3 (333-2530).
(7) Previously filed with the Securities and Exchange Commission on May 14, 1996 as exhibits to Company's Form 8-K-A.