Form 10-Q
period 1997-03-31
ELTRON INTERNATIONAL INC
filed 1997-05-15
CIK 915910

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                               -------------------
                                    Form 10-Q
                               -------------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1997.

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

                           Yes   X    No
                               -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                           Yes        No
                               -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,368,823 common shares as of May 12,1997.

                               -------------------

Transitional Small Business Disclosure Format (Check one): Yes      ;  No   X
                                                               -----      -----

                           ELTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                                              December, 31      March, 31
                                                                                                 1996             1997
                                                                                              ------------    ------------
CURRENT ASSETS:
       Cash .............................................................................     $ 1,291,396     $  2,550,455
       Short term investments ...........................................................       7,945,254        8,039,413
       Accounts receivable, net of allowance for doubtful accounts of $452,234
          and $493,860, respectively ....................................................      16,331,124       15,940,192
       Inventories ......................................................................      16,947,780       17,783,877
       Prepaid expenses and other current assets ........................................         700,145          974,665
       Deferred tax asset ...............................................................       1,291,468        1,291,468
                                                                                              -----------     ------------
             Total current assets .......................................................      44,507,167       46,580,070

PROPERTY AND EQUIPMENT, net .............................................................       7,724,700        8,368,454
DIFFERENCE BETWEEN COST AND FAIR VALUE  OF NET ASSETS
       ACQUIRED .........................................................................       1,125,164        1,024,579
OTHER ASSETS ............................................................................         888,028          957,735
                                                                                              -----------     ------------
                                                                                              $54,245,059     $ 56,930,838
                                                                                              ===========     ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable .................................................................       7,041,719        6,059,532
       Accrued liabilities ..............................................................       1,179,415        1,077,123
       Accrued Compensation .............................................................       1,311,862        1,173,211
       Deferred Service Contract Revenue ................................................         349,516          296,157
       Income Taxes Payable .............................................................              --        1,532,629
                                                                                              -----------     ------------
             Total current liabilities ..................................................       9,882,512       10,138,652

LONG TERM OBLIGATION ....................................................................         811,313          840,103

SHAREHOLDERS' EQUITY:
       Preferred stock, 10,000,000 shares authorized of which none are outstanding ......              --               --
       Common stock, no par value:
             Authorized -- 30,000,000 shares
             Issued and outstanding - 7,302,294  and 7,368,323 shares, respectively .....      24,238,345       24,298,223
       Cumulative translation adjustment ................................................          25,400         (242,032)
       Retained earnings ................................................................      19,287,489       21,895,892
                                                                                              -----------     ------------
             Total shareholders' equity .................................................      43,551,234       45,952,083
                                                                                              -----------     ------------
                                                                                              $54,245,059     $ 56,930,838
                                                                                              ===========     ============


    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1997
                                   (UNAUDITED)


                                                                            1996                 1997
                                                                        ------------         ------------
SALES ..........................................................        $ 19,019,185         $ 23,169,571
COST OF SALES ..................................................          10,251,541           12,859,318
                                                                        ------------         ------------
     Gross profit ..............................................           8,767,644           10,310,253

OPERATING EXPENSES:
     Selling, general and administrative .......................           3,735,668            4,748,504
     Research and product development ..........................           1,237,471            1,536,565
     Write off of acquired in process technology and other costs
         associated with acquisitions ..........................           3,198,555                   --
                                                                        ------------         ------------


INCOME FROM OPERATIONS .........................................             595,950            4,025,184

OTHER (INCOME) EXPENSE:
     Interest, net .............................................             (42,631)            (112,846)
                                                                        ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES .......................             638,581            4,138,030

PROVISION FOR INCOME TAXES .....................................           1,381,369            1,529,645
                                                                        ------------         ------------

NET INCOME (LOSS) ..............................................        $   (742,788)        $  2,608,385
                                                                        ============         ============

NET INCOME (LOSS) PER COMMON SHARE .............................        $       (.10)        $        .34
                                                                        ============         ============

WEIGHTED NUMBER OF SHARES OUTSTANDING ..........................           7,768,349            7,742,845
                                                                        ============         ============













    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1997
                                   (UNAUDITED)


                                                                              1996                1997
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ............................................        $  (742,788)        $ 2,608,385
     Adjustments to reconcile net income to cash provided
         by operating activities:
         Depreciation and amortization ............................            322,339             505,532
         Amortization of the difference between cost and fair value
            of  net assets acquired ...............................                 --              70,188
         Write off of purchased in-process technology ...........            2,500,000                  --
         Changes in assets and liabilities:
              Accounts receivable, net ............................         (1,519,831)             21,188
              Inventories .........................................         (2,358,203)           (931,738)
              Prepaids and other assets ...........................            739,700            (381,180)
              Accounts payable ....................................         (1,748,200)           (730,449)
              Accrued liabilities and compensation ................            599,969            (196,674)
              Accrued Income Taxes Payable ......................                   --           1,613,362
              Deferred service contract revenue .................                   --             (54,463)
                                                                           -----------         -----------
     Net cash provided by (used in) operating activities ..........         (2,207,014)          2,524,151

CASH FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ..........................         (1,278,469)         (1,179,095)
     Cash paid in connection with acquisition of Privilege ........         (3,196,373)                 --
     Sale (purchase) of short term investments, net ...............          7,899,676             (94,159)
                                                                           -----------         -----------
     Net cash provided by (used in)investing activities ...........          3,424,834          (1,273,254)

CASH FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt ................             (9,884)             35,000
     Net repayments under line of credit ..........................           (724,000)                 --
     Common stock purchased in connection with merger of RJS ......           (775,581)                 --
     Proceeds from sale of stock ..................................            376,906              59,878
                                                                           -----------         -----------
     Net cash provided by (used in) financing activities .........          (1,132,559)             94,878

EFFECT OF EXCHANGE RATE ON CASH ...................................            (10,791)            (86,716)
                                                                           -----------         -----------


NET INCREASE IN CASH ..............................................             74,470           1,259,059

CASH BALANCE, beginning of period .................................            729,055           1,291,396
                                                                           -----------         -----------


CASH BALANCE, end of period .......................................        $   803,525         $ 2,550,455
                                                                           ===========         ===========



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.    BASIS OF PRESENTATION

      The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1996 and March 31, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for future quarters or the full year.

      The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1996 as filed in the Company's annual report on form 10K.

2.     INVENTORIES

           Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                         December 31,      March 31,
                                                            1996             1997
                                                         ------------     -----------
           Subassemblies and raw materials.........      $10,958,660      $11,955,806
           Work in process.........................        1,924,981        1,804,443
           Finished goods..........................        4,064,139        4,023,628
                                                         -----------      -----------
                                                         $16,947,780      $17,783,877
                                                         ===========      ===========

3.    RECLASSIFICATIONS

      Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

4.    STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for all fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS 128 is not expected to have a material impact on data previously presented by the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories, software, and custom print engines for applications such as airline ticketing. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from its ability to offer high-quality printers and related products with features comparable to or exceeding those of available competing products at a lower cost.

      The Company's products are sold through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers and independent distributors located in more than 70 countries. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services, security and access control, and governmental licensing. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of high quality, low-cost, thermal printers.

STATEMENTS OF OPERATIONS DATA:

      The following table presents certain information derived from the Company's Statements of Operations for the three month periods ended March 31, 1996 and 1997, expressed as a percentage of sales.

                                                                               1996       1997
                                                                               -----      -----
SALES.....................................................................     100.0 %    100.0 %
COST OF SALES.............................................................      53.9       55.5
                                                                               -----      -----
     Gross profit.........................................................      46.1       44.5
OPERATING EXPENSES:
     Selling, general and administrative..................................      19.6       20.5
     Research and product development.....................................       6.5        6.6
     Write off of acquired in process technology and other costs
         associated with acquisitions.....................................      16.8         --
                                                                               -----      -----

INCOME FROM OPERATIONS....................................................       3.2       17.4
OTHER (INCOME) EXPENSE:
     Interest, net........................................................      (0.2)      (0.5)
                                                                               -----      -----
INCOME BEFORE PROVISION FOR INCOME TAXES..................................       3.4       17.9
PROVISION FOR INCOME TAXES................................................       7.3        6.6
                                                                               -----      -----
NET INCOME (LOSS).........................................................      (3.9)%     11.3 %
                                                                               ======     =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1997:

      Sales. Sales for the three months ended March 31, 1997 totaled $23.2 million, an increase of $4.2 million or 22% over sales for the same period in 1996 which totaled $19.0 million. This increase in sales can be attributed to wider market acceptance of the Company's bar code printers and higher than anticipated demand for the Company's plastic card printers.

      In both 1996 and 1997 sales of printers were enhanced by increased sales to UPS, which contributed approximately $6.1 million and $4.8 million to sales in to the first quarter of 1996 and 1997, respectively. Although the Company had outstanding orders from UPS in excess of $3.5million as of March 31, 1997, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the first quarter of 1996 or 1997.

      Gross profit. Gross profit for the three months ended March 31, 1997 totaled $10.3 million, an increase of $1.5 million or 18% over gross profit for the same period in 1996. As a percentage of revenues, gross profit decreased 1% to 45% for the three month period ended March 31, 1997.

      Sales to high volume customers or OEMs are typically transacted at a price which yields a lower than average gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Sales of supplies are typically made at lower than average gross margins, as a result of general market conditions and the commodity nature of these products. Eltron's OEM sales and sales of supplies have been increasing. As a result, management believes that it is not reasonable to assume that the 45% gross margin exhibited in the first quarter of 1997 will necessarily be maintained in the future.

      Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales increased 1% to 21% for the three month period ended March 31, 1997. On an absolute dollar basis, selling, general and administrative expenses increased $1.0 million or 27%.

      The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company chooses to enter.

      Research and development expenses. Research and development expenses as a percentage of sales remained constant at 7% for the three month periods ended March 31, 1996 and 1997. On an absolute dollar basis, research and development expenses increased $0.3 million or 24%.

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

      Provision for income taxes. The provision for income taxes for the three months ended March 31, 1997 was $1.5 million, or approximately 37% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109. The Company's provision for income taxes for the first three months of 1996 was $1.4 million or 216% of pretax income. The Company's income tax rate for the first quarter of 1996 was substantially affected by purchased in-process technology and other acquisition related costs totaling $3.2 million which were expensed during that quarter. The tax effect of these non-deductible expense were fully reflected in the first quarter of 1996 and did not impact the remaining quarters reported for the year ended December 31, 1996, during which the Company's tax rate approximated 37% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, Eltron's primary source of liquidity has been cash flow from operations and cash provided by public offerings of its common stock which generated $6.1 million and $16.7 million in 1994 and 1995, respectively.

      In the three months ended March 31, 1997, operating activities provided $2.5 million as compared to $2.2 million used during the same period in 1996. In the first quarter of 1997, cash was provided as a result of an increase in income taxes payable of $1.6 million, which was offset by cash used by an increases in inventories of $0.9 million.

      In the three months ended March 31, 1997, investing activities used cash totaling $1.3 million as compared to $3.4 million provided during the same period in 1996. During the first quarter of 1997, cash was used to purchase approximately $1.2 million in equipment.

      In the three months ended March 31, 1997 financing activities provided cash totaling $0.1 million, primarily by the purchase of common shares under the company's incentive stock option plans.

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

      The Company believes that cash provided by operating activities, existing cash and short-term investments will be sufficient to fund the Company's capital needs for the foreseable future.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for all fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS 128 is not expected to have a material impact on data previously presented by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS:

      Exhibit 11.1 - Computation of Earnings per Share
      Exhibit 27   - Financial Data Schedule



(B)   REPORTS ON FORM 8-K:

      None.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         ELTRON INTERNATIONAL, INC.



Date:_______________________             By:___________________________
                                             Donald K. Skinner
                                             Chairman of the Board
                                              and Chief Executive Officer



Date:_______________________             By:___________________________
                                             Daniel C. Toomey, Jr.
                                             Vice President Finance
                                             and Chief Financial Officer