Form 10-Q
period 1997-06-30
ELTRON INTERNATIONAL INC
filed 1997-07-24
CIK 915910

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

                              -------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _____________________ to __________________


                              -------------------

                        Commission file number: 0-23342

                              -------------------

                           ELTRON INTERNATIONAL, INC.
           (Exact name of business issuer as specified in its charter)


          California                                            95-4302537
(State or other jurisdiction of                                (IRS Employer)
incorporation or organization)                              Identification No.)


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

                                  Yes  X    No
                                      ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes       No
                                      ----     ----

                              -------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 7,375,722 common shares as of July 15, 1997.

                              -------------------

Transitional Small Business Disclosure Format (Check one): Yes   ;  No  X.
                                                               --      --

                           ELTRON INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS

                                                                             December 31,     June 30,
                                                                                 1996           1997
                                                                             -----------    -----------
CURRENT ASSETS:
  Cash ...............................................................       $ 1,291,396    $ 2,543,976

  Short term investments .............................................         7,945,254      8,604,610

  Accounts receivable, net of allowance for doubtful accounts of
  $452,234 and $570,912, respectively ................................        16,331,124     18,062,357

  Inventories ........................................................        16,947,780     19,030,669

  Prepaid expenses and other current assets ..........................           700,145        843,824

  Deferred tax asset .................................................         1,291,468      1,291,468

      Total current assets ...........................................        44,507,167     50,376,904

PROPERTY AND EQUIPMENT, net ..........................................         7,724,700      8,681,206
DIFFERENCE BETWEEN COST AND FAIR VALUE OF NET ASSETS ACQUIRED ........         1,125,164        921,405
OTHER ASSETS .........................................................           888,028        673,911
                                                                             -----------    -----------
                                                                             $54,245,059    $60,653,426
                                                                             ===========    ===========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable ...................................................       $ 7,041,719    $ 6,275,599
  Accrued liabilities ................................................         1,179,415      1,571,065
  Accrued compensation ...............................................         1,311,862      1,305,229
  Deferred Service Contract Revenue ..................................           349,516        261,892
  Income Taxes Payable ...............................................                --        970,013
                                                                             -----------    -----------
Total current liabilities ............................................         9,882,512     10,383,798

LONG TERM OBLIGATION .................................................           811,313        867,420


SHAREHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized of which none
    are outstanding ..................................................                --             --

  Common stock, no par value:
    Authorized -- 30,000,000 shares
    Issued and outstanding 7,302,294 and 7,369,485 shares,
      respectively ...................................................        24,238,345     24,407,603
  Cumulative translation adjustment ..................................            25,400       (231,297)
  Retained earnings ..................................................        19,287,489     25,225,902
                                                                             -----------    -----------
      Total shareholders' equity .....................................        43,551,234     49,402,208
                                                                             -----------    -----------
                                                                             $54,245,059    $60,653,426
                                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                   --------------------------    --------------------------
                                                       1996          1997            1996           1997
                                                   -----------    -----------    -----------    -----------
SALES ..........................................   $22,729,508    $27,513,022    $41,748,693    $50,682,593
COST OF SALES ..................................    12,788,900     15,435,621     23,040,441     28,294,939
                                                   -----------    -----------    -----------    -----------
    Gross profit ...............................     9,940,608     12,077,401     18,708,252     22,387,654

OPERATING EXPENSES:
  Selling, general and administrative ..........     4,161,827      4,883,530      7,897,495      9,632,034
  Research and product development .............     1,279,083      1,894,671      2,516,554      3,431,236
  Write off of acquired in process technology
    and other costs associated with acquisitions            --             --      3,198,555             --

INCOME FROM OPERATIONS .........................     4,499,698      5,299,200      5,095,648      9,324,384

OTHER (INCOME) EXPENSE:
  Interest, net ................................       (19,315)       (62,122)       (69,590)      (174,968)
  Other, net ...................................            --         38,314          7,644         38,314
                                                   -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES .......     4,519,013      5,323,008      5,157,594      9,461,038

PROVISION FOR INCOME TAXES .....................     1,694,630      1,969,513      3,075,999      3,499,158
                                                   -----------    -----------    -----------    -----------

NET INCOME .....................................   $ 2,824,383      3,353,495    $ 2,081,595      5,961,880
                                                   -----------    -----------    -----------    -----------

NET INCOME PER COMMON SHARE ....................   $      0.36    $      0.43    $      0.27    $      0.76
                                                   ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING ........................     7,755,725      7,887,298      7,768,861      7,883,697
                                                   -----------    -----------    -----------    -----------



   The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1997
                                  (UNAUDITED)



                                                                           1996             1997
                                                                      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................     $ 2,081,595      $ 5,961,880
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization ..............................         648,666        1,310,725
      Write off of purchased in-process technology ...............       2,500,000               --
      Changes in assets and liabilities; Net of effect
        from acquisitions:
        Accounts receivable, net .................................      (3,121,449)      (1,984,239)
        Inventories ..............................................      (1,555,904)      (2,082,887)
        Prepaids and other assets ................................         228,387          (70,438)
        Accounts payable .........................................        (781,818)        (766,120)
        Accounts payable to shareholder ..........................        (775,936)              --
        Accrued liabilities and compensation .....................         832,214          385,017
        Accrued Income Taxes Payable .............................              --          970,013
                                                                       -----------      -----------
Net cash provided by operating activities ........................          55,755        3,723,951

CASH FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................      (2,440,219)      (2,063,471)
  Cash paid in connection with acquisition of Privilege ..........      (3,196,373)              --
  Sale (purchase) of short term investments, net .................       9,239,998         (659,356)
                                                                       -----------      -----------
  Net cash provided by (used in) investing activities ............       3,603,406       (2,722,827)

CASH FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of long term debt ..................         (16,611)          56,107
  Repayments under line of credit ................................        (724,000)              --
  Common stock purchased in connection with merger of RJS ........        (775,581)              --
  Proceeds from sale of stock ....................................         429,787          422,274
                                                                       -----------      -----------
  Net cash provided by (used in) financing activities ............      (1,086,405)         478,381

EFFECT OF EXCHANGE RATE ON CASH ..................................         (23,291)        (226,925)
                                                                       -----------      -----------

NET INCREASE IN CASH .............................................       2,549,465        1,252,580

CASH BALANCE, beginning of period ................................         729,055        1,291,396
                                                                       -----------      -----------

CASH BALANCE, end of period ......................................     $ 3,278,520      $ 2,543,976)
                                                                       ===========      ===========

Non-cash transaction:
  Settlement of receivable with common stock .....................              --      $   253,016




   The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


1.  BASIS OF PRESENTATION

        The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and June 30, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1996 as filed in the Company's annual report on Form 10-K.

2.  INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                     December 31,   June 30,
                                                         1996         1997
                                                     -----------   -----------
    Subassemblies and raw materials ...............  $10,958,660   $12,347,907
    Work in process ...............................    1,924,981     2,157,212
    Finished goods ................................    4,064,139     4,525,550
                                                     -----------   -----------
                                                     $16,947,780   $19,030,669

3.  RECLASSIFICATIONS

        Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

4.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement required dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statements for all entities with complex capital structures. The accounting standard is effective for all fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS 128 is not expected to have a material impact on data previously presented by the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

        Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories, software, and custom print engines for applications such as airline ticketing. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from its ability to offer high-quality printers and related products with features comparable to or exceeding those of available competing products at lower cost.

        The Company's products are sold through multiple distribution channels that include value added resellers, system integrators, original equipment manufacturers and independent distributors located in more than 70 countries. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services, security and access control, and governmental licensing. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of high quality, low cost thermal printers.

STATEMENTS OF OPERATIONS DATA:

        The following table presents certain information derived from the Company's Statements of Operations for the three and six month periods ended June 30, 1996 and 1997, expressed as a percentage of sales.

                                                       Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                       -----------------       -----------------
                                                       1996        1997        1996        1997
                                                       -----       -----       -----       -----
SALES ...........................................      100.0%      100.0%      100.0%      100.0%
COST OF SALES ...................................       56.3        56.1        55.2        55.8
                                                       -----       -----       -----       -----
    Gross profit ................................       43.7        43.9        44.8        44.2
OPERATING EXPENSES:
  Selling, general and administrative ...........       18.3        17.7        18.9        19.0
  Research and product development ..............        5.6         6.9         6.0         6.8
  Write off acquired in process technology and
    other costs associated with acquisitions ....        0.0         0.0         7.7         0.0
                                                       -----       -----       -----       -----
INCOME FROM OPERATIONS ..........................       19.8        19.3        12.2        18.4
OTHER (INCOME) EXPENSE:
  Interest, net .................................       (0.1)       (0.1)       (0.2)       (0.3)
                                                       -----       -----       -----       -----
INCOME BEFORE PROVISION FOR INCOME TAXES ........       19.9        19.4        12.4        18.7
PROVISION FOR INCOME TAXES ......................        7.5         7.2         7.4         6.9
                                                       -----       -----       -----       -----
NET INCOME ......................................       12.4%       12.2%        5.0%       11.8%
                                                       =====       =====       =====       =====


COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997:

Sales:

        Sales for the three months ended June 30, 1997 totaled $27.5 million, an increase of $4.8 million or 21% over sales for the same period in 1996 which totaled $22.7 million. Sales for the six months ended June 30, 1997 totaled $50.7 million, an increase of $9.0 million or over sales for the same period in 1996 which totaled $41.7 million. This increase in sales can be attributed to wider market acceptance of the Company's bar code printers and higher than anticipated demand for the Company's plastic card printers.

        In both 1996 and 1997 sales of printers have been enhanced by increased sales to UPS, which contributed approximately $8.6 million and $6.7 million to sales for the three month periods ended June 30, 1996 and 1997, respectively. Sales to UPS contributed approximately $14.7 million and $11.5 million to sales for the six month periods ended June 30, 1996 and 1997, respectively. Although the Company had outstanding orders from UPS in excess of $4.3 million as of June 30, 1997, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the second quarter of 1996 or 1997.

Gross Profit:

        Gross profit for the three months ended June 30, 1997 totaled $12.1 million, an increase of $2.1 million or 21% over gross profit for the same period in 1996. As a percentage of revenues, gross profit remained constant at 44% for the second quarter.

        Gross profit for the six months ended June 30, 1997 totaled $22.4 million, an increase of $3.7 million or 20% over gross profit for the same period in 1996. As a percentage of revenues, gross profit decreased 1% to 44% for the first six months of 1997 from 45% for the same period in 1996.

        Sales to high volume customers or OEMs are typically transacted at a price which yields a lower gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Sales of supplies are typically made at lower gross margins, as a result of general market conditions and the commodity nature of these products. Eltron's OEM sales and sales of supplies have been increasing. As a result, management believes that it is not reasonable to assume that the 44% gross margin exhibited in the second quarter of 1997 will necessarily be maintained in the future.

Selling, General and Administrative Expenses:

        Selling, general and administrative expenses as a percentage of sales were 18% for three months ended June 30, 1997 and 1996. On an absolute dollar basis, selling, general and administrative expenses increased $.7 million or 17%.

        Selling, general and administrative expenses as a percentage of sales were 19% for the six months ended June 30, 1997 and 1996. On an absolute dollar basis, selling, general and administrative expenses increased $1.7 million or 22%.

        The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company chooses to enter.

Research and Development Expenses:

        Research and development expenses as a percentage of sales were 7% and 6% for the three months ended June 30, 1997 and 1996, respectively. Research and development expenses increased as a percentage of sales in the second quarter of 1997 when compared to the second quarter of 1996. This increase related primarily to increase efforts to develop new products.

        The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon.

Write Off of Acquired In-Process Technology and Other Costs Associated With Acquisitions:

        In the first quarter of 1996, in-process technology valued at $2.5 million was purchased in connection with the acquisition of Privilege and expenses immediately. In addition, costs related to the acquisition of Privilege and RJS totaling $0.7 million were incurred and expenses during the first quarter of 1996. These costs are not deductible for income tax purposes.

Provision for Income Taxes:

        The provision for income taxes for the three months ended June 30, 1997 was $2.0 million or 37% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109. The Company's provision for income taxes for the three months ended June 30, 1996 was $1.7 million or 37% of pretax income.

        The provision for income taxes for the six months ended June 30, 1997 was $3.5 million, or approximately 37% of pretax income which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109. The Company's provision for income taxes for the first six months of 1996 was $3.1 million or 60% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109 which have been substantially offset by purchased in-process technology and other acquisition related costs totaling $3.2 million which were expensed in the first quarter of 1996. The tax effect of these non-deductible expenses were fully reflected in the first quarter of 1996 and are included in results of operations for the six month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, Eltron's primary source of liquidity has been cash flow from operations and cash provided by public offerings of its common stock which generated $6.1 million and $16.7 million in 1994 and 1995, respectively.

        During the six months ended June 30, 1997, operating activities provided cash totaling $3.7 million as compared to $56,000 during the same period in 1996. Significant changes in the first six months of 1997 included cash used resulting from increases in accounts receivable and inventory of $1.7 million and $2.1 million, respectively, which was partially offset by increases in income taxes payables and accrued liability totaling $1.3 million.

        During the six months ended June 30, 1997, investing activities used cash totaling $2.7 million. This was primarily due to the purchase of property and equipment of $2.1 million. In addition, the Company made net purchases of short term investments totaling $.7 million during the first six months of 1997 as compared to net purchases of $9.2 million in short term investments during the first six months of 1996.

        During the six months ended June 30, 1997, financing activities provided cash totaling $.5 million as compared to $1.1 million used during the same period in 1996. In 1996, cash from financing activities was used for the purchase of common stock in connection with the merger of RJS of $.8 million and $.7 million was repaid under the line of credit.

        In 1997, Eltron entered a revolving credit agreement with a bank. The revolving credit facility allows Eltron to borrow up to $8 million on an unsecured basis. Borrowings under the revolving credit facility would bear interest at the Bank's prime rate. Under the terms of the revolving credit facility, Eltron is not able to enter into certain transactions or declare dividends without receiving prior written consent from the Bank and is required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratios and minimum net worth requirements. The revolving credit agreement expires in May 1998.

        The Company did not have any material capital commitments as of June 30, 1997.

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



                                         ELTRON INTERNATIONAL, INC.



Date:  July 24, 1997                     By: /s/ DONALD K. SKINNER
                                            ---------------------------------
                                            Donald K. Skinner
                                            Chairman of the Board
                                            and Chief Executive Officer





Date:  July 24, 1997                     By: /s/ DANIEL C. TOOMEY, JR.
                                            ---------------------------------
                                            Daniel C. Toomey, Jr.
                                            Vice President Finance
                                            and Chief Financial Officer