Form 10-Q
period 1997-09-30
ELTRON INTERNATIONAL INC
filed 1997-11-14
CIK 915910

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                               -------------------
                                    Form 10-Q
                               -------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_________to_________
                               -------------------
                         Commission file number: 0-23342
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

                                 Yes [X] No [ ]
                               -------------------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes [ ] No [ ]
                               -------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,455,920 common shares as of November 7, 1997.
                                    -------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ];  No [X]

                           ELTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS



                                                                            December 31,   September 30,
                                                                                1996            1997
                                                                         ---------------  ---------------
 CURRENT ASSETS:
    Cash ...............................................................    $  1,291,396    $  5,261,293
    Short term investments .............................................       7,945,254       6,659,653
    Accounts receivable, net of allowance for
      doubtful accounts of $452,234 and
      $413,168, respectively ...........................................      16,331,124      16,967,456
    Inventories ........................................................      16,947,780      23,333,250
    Prepaid expenses and other current assets ..........................         700,145         977,579
    Deferred tax asset .................................................       1,291,468       1,291,468
                                                                            ------------    ------------
     Total current assets ..............................................      44,507,167      54,490,699

 PROPERTY AND EQUIPMENT, net ...........................................       7,724,700       9,230,597
 DIFFERENCE BETWEEN COST AND FAIR VALUE OF NET ASSETS ACQUIRED .........       1,125,164         815,363
 OTHER ASSETS ..........................................................         888,028         759,117
                                                                            ------------    ------------
                                                                            $ 54,245,059    $ 65,295,776
                                                                            ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


 CURRENT LIABILITIES:
    Accounts payable ...................................................       7,041,719       7,356,887
    Accrued liabilities ................................................       1,179,415       1,544,224
    Accrued compensation ...............................................       1,311,862       1,448,027
    Deferred Service Contract Revenue ..................................         349,516         431,835
    Income Taxes Payable ...............................................            --           199,318
                                                                            ------------    ------------
 Total current liabilities .............................................       9,882,512      10,980,291

 LONG TERM OBLIGATION ..................................................         811,313         867,043

 SHAREHOLDERS' EQUITY:
    Preferred stock, 10,000,000 shares authorized of which none
       are outstanding .................................................            --              --
    Common stock, no par value:
     Authorized - 30,000,000 shares
     Issued and outstanding - 7,302,294 and 7,452,877 shares,
       respectively ....................................................      24,238,345      24,957,333
    Cumulative translation adjustment ..................................          25,400        (264,480)
    Retained earnings ..................................................      19,287,489      28,755,589
                                                                            ------------    ------------
     Total shareholders' equity ........................................      43,551,234      53,448,442
                                                                            ------------    ------------
                                                                            $ 54,245,059    $ 65,295,776
                                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                           ELTRON INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                      1996          1997          1996          1997
                                                  -------------  ----------    -----------   ------------

SALES ........................................  $ 24,013,347   $ 25,609,463   $ 65,762,040   $ 76,292,056
COST OF SALES ................................    14,054,850     13,997,373     37,095,291     42,292,312
                                                ------------   ------------   ------------   ------------
   Gross profit ..............................     9,958,497     11,612,090     28,666,749     33,999,744

OPERATING EXPENSES:
   Selling, general and administrative .......     4,343,390      4,561,159     12,240,885     14,193,193
   Research and product development ..........     1,391,068      1,762,963      3,907,622      5,194,199
   Write off of acquisition expenses .........          --             --        3,198,555           --
                                                ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS .......................     4,224,039      5,287,968      9,319,687     14,612,352

OTHER (INCOME) EXPENSE:
   Interest, net .............................       (62,307)       (67,265)      (131,897)      (242,233)
   Other, net ................................         5,396        (16,545)        13,040         21,769
                                                ------------   ------------   ------------   ------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES ..........................     4,280,950      5,371,778      9,438,544     14,832,816

PROVISION FOR INCOME TAXES ...................     1,605,356      1,865,558      4,681,355      5,364,716
                                                ------------   ------------   ------------   ------------

NET INCOME...................................   $  2,675,594      3,506,220   $  4,757,189   $  9,468,100
                                                ============   ============   ============   ============

NET INCOME PER COMMON SHARE..................   $       0.34           0.44   $       0.61   $       1.20
                                                ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING .....................     7,891,702      7,951,598      7,826,934      7,916,382
                                                ============   ============   ============   ============




    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)



                                                                                     1996          1997
                                                                                ------------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................................        $  4,757,189   $9,468,100
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation and amortization.....................................           1,054,620    1,996,818
      Write off of purchased in-process technology......................           2,500,000

      Changes in assets and liabilities;
         Net of effect from acquisitions:
         Accounts receivable, net.......................................          (3,623,106)  (1,275,270)
         Inventories....................................................          (3,648,564)  (6,845,966)
         Prepaids and other assets......................................             708,433     (251,353)
         Accounts payable...............................................             299,634      827,024
         Accounts payable to shareholder................................          (1,805,290)           0
         Accrued liabilities and compensation...........................             922,814      687,045
         Accrued Income Taxes Payable..................................                           270,370
                                                                                ------------   ----------
   Net cash provided by (used in) operating activities.................            1,165,730    4,876,768

CASH FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..................................          (3,700,396)  (3,294,105)
   Cash paid in connection with acquisition of Privilege................          (3,196,373)
   Sale of short term investments, net..................................           7,682,431    1,285,601
                                                                                ------------   ----------
   Net cash provided by (used in) investing activities..................             785,662   (2,008,504)

CASH FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of long term debt........................             (20,037)      65,000
   Net borrowings (repayments) under line of credit.....................            (724,000)
   Common stock purchased in connection with merger of RJS..............            (775,581)
   Proceeds from sale of stock..........................................             469,420      972,004
                                                                                ------------   ----------
   Net cash provided by (used in) financing activities..................          (1,050,198)   1,037,004


EFFECT OF EXCHANGE RATE ON CASH.........................................             (10,791)      64,629
                                                                                ------------   ----------

NET INCREASE (DECREASE) IN CASH.........................................             890,403    3,969,897

CASH BALANCE, beginning of period.......................................             729,055    1,291,396
                                                                                ------------   ----------

CASH BALANCE, end of period.............................................        $  1,619,458   $5,261,293
                                                                                ============   ==========

Non-cash transaction:
   Settlement of receivable with common stock...........................                       $  253,016





    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

    The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1997 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996 and September 30, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for future quarters or the full year.

    The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1996 as filed in the Company's annual report on form 10K.

2.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:


                                                    December 31,  September 30,
                                                        1996         1997
                                                    ------------  ------------
  Subassemblies and raw materials................    $10,958,660   $14,671,816
  Work in process................................      1,924,981     2,111,945
  Finished goods.................................      4,064,139     6,549,489
                                                    -------------  -----------
                                                     $16,947,780   $23,333,250

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

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of Comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The accounting standard is effective for fiscal years ending after December 15, 1997. The impact of adopting SFAS 130 has not been determined by the Company.

    In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement requires publicly-held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments include profit and loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

    Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories, software and custom print engines for applications such as airline ticketing. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from its ability to offer high-quality printers and related products with features comparable to or exceeding those of available competing products at lower costs.

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

STATEMENTS OF OPERATIONS DATA:

    The following table presents certain information derived from the Company's Statements of Operations for the three and nine month periods ended September 30, 1996 and 1997, expressed as a percentage of sales.


                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------       ------------------
                                              1996         1997        1996          1997
                                              ------       -----       -----         ----
SALES ..................................       100.0%      100.0%      100.0%       100.0%
COST OF SALES ..........................        58.5        54.7        56.4         55.4
                                              ------       -----       -----         ----
   Gross profit ........................        41.5        45.3        43.6         44.6
OPERATING EXPENSES:
   Selling, general and administrative .        18.1        17.8        18.6         18.6
   Research and product development ....         5.8         6.9         5.9          6.8
   Write off of acquisition costs ......         0.0          --         4.9           --
                                              ------       -----       -----         ----
INCOME FROM OPERATIONS .................        17.6        20.6        14.2         19.2
OTHER (INCOME) EXPENSE:
   Interest, net .......................         (.2)        (.3)        (.2)         (.3)
                                              ------       -----       -----         ----
INCOME BEFORE PROVISION FOR INCOME TAXES        17.8        20.9        14.4         19.5
PROVISION FOR INCOME TAXES .............         6.7         7.3         7.1          7.0
                                              ------       -----       -----         ----
NET INCOME .............................       11.1%       13.6%        7.3%        12.5%
                                              =====       =====       =====         =====

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997:

Sales:

    Sales for the three months ended September 30, 1997 totaled $25.6 million, an increase of $1.6 million or 7% over sales for the same period in 1996 which totaled $24 million. Sales for the nine months ended September 30, 1997 totaled $76.3 million, an increase of $10.5 million or 16% over sales for the same period in 1996 which totaled $65.8 million. This increase in sales can be attributed to wider market acceptance of the Company's bar code printers and higher than anticipated demand for the Company's plastic card printers.

    In both 1996 and 1997 sales of printers have been enhanced by increased sales to UPS, which contributed approximately $8.6 million and $5.8 million to sales for the three month periods ended September 30, 1996 and 1997, respectively. Sales to UPS contributed approximately $23.2 million and $17.3 million to sales for the nine month periods ended September 30, 1996 and 1997, respectively. Although the Company had outstanding orders from UPS in excess of $5.0 million as of September 30, 1997, and received a $10 million follow on order from UPS in October of 1997, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may continue to be dependent on UPS, or other significant customers, in the future, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the first nine months of 1996 or 1997.

Gross Profit:

    Gross profit for the three months ended September 30, 1997 totaled $11.6 million, an increase of $1.7 million or 17% over gross profit for the same period in 1996. As a percentage of revenues, gross profit increased 3% to 45% for the nine months ended September 30, 1997 from 42% in the nine months ended September 30, 1996. This increase resulted primarily from a favorable mix in the Company's product sales and on-going efforts to reduce the cost of the Company's products.

    Gross profit for the nine months ended September 30, 1997 totaled $34.0 million, an increase of $5.3 million or 19% over gross profit for the same period in 1996. As a percentage of revenues, gross profit increased 1% to 45% for the third quarter of 1997 from 44% in the third quarter of 1996. This increase resulted primarily from a favorable mix in the Company's product sales and on-going efforts to reduce the cost of the Company's products.

    Sales to high volume customers or OEMs are typically transacted at a price which yields a lower than average gross margin, although the incremental selling costs associated with these transactions are generally less than those associated with a non-OEM sale. Sales of supplies are typically made at lower than average gross margins, as a result of general market conditions and the commodity nature of these products. Management expects the mix of Eltron's sales to change. As a result, management believes that it is not reasonable to assume that the 45% gross margin exhibited in the third quarter of 1997 will be maintained in the future.

Selling, General and Administrative Expenses:

    Selling, general and administrative expenses as a percentage of sales were 18% for the three months ended September 30, 1997 and 1996. On an absolute dollar basis, selling, general and administrative expenses increased $.2 million or 5%. On an absolute dollar basis, increases in selling, general and administrative expenses were the results of higher levels of operations and staffing.

    Selling, general and administrative expenses as a percentage of sales were 19% for the nine months ended September 30, 1997 and 1996. On an absolute dollar basis, selling, general and administrative expenses increased $2.0 million or 16%. On an absolute dollar basis, increases in selling, general and administrative expenses were the results of higher levels of operations and staffing.

    The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company chooses to enter.

Research and Development Expenses:

    Research and development expenses as a percentage of sales were 7% and 6% for the three months ended September 30, 1997 and 1996, respectively. Research and development expenses increased as a percentage of sales in the third quarter of 1997 when compared to the third quarter of 1996. This increase related primarily to increased efforts to develop new products.

    Research and development expenses as a percentage of sales were 7% and 6% for the nine months ended September 30, 1997 and 1996, respectively. On an absolute dollar basis, research and development expenses increased $1.3 million or 33%. This increase related primarily to increased efforts to develop new products.

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

Write Off of Acquired In-Process Technology and Other Costs Associated with
Acquisitions:

    In the first nine months of 1996, in-process technology valued at $2.5 million was purchased in connection with the acquisition of Privilege and expensed immediately. In addition, costs related to the acquisition of Privilege and RJS totaling $0.7 million were incurred and expensed during the first nine months of 1996. These costs were not deductible for income tax purposes.

Provision for Income Taxes:

    The provision for income taxes for the three months ended September 30, 1997 was $1.9 or 35% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109. The Company's provision for income taxes for the three months ended September 30, 1996 was $1.6 million or 37% of pretax income.

    The provision for income taxes for the nine months ended September 30, 1997 was $5.4 million, or approximately 36% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109. The Company's provision for income taxes for the first nine months of 1996 was $4.7 or 50% of pretax income, which reflects the utilization of certain tax credits and current benefit of deferred tax assets under SFAS 109 which have been substantially offset by purchased in process technology and other acquisition related costs totaling $3.2 million which were expensed in the first quarter of 1996. The tax effect of these non-deductible expenses were fully reflected in the first quarter of 1996 and are included in the results of operations for the nine month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Eltron's primary source of liquidity has been cash flow from operations and cash provided by public offerings of its common stock which generated $6.1 million and $16.7 million in 1994 and 1995, respectively.

    During the nine months ended September 30, 1997, operating activities provided cash totaling $4.9 million as compared to $1.2 million during the same period in 1996. Significant changes in the first nine months of 1997 include increases in accounts receivable and inventory which used cash totaling
$1.3 million and $6.8 million, respectively, which was partially offset by increases in income taxes payable, accrued liabilities and accounts payable which provided cash totaling $1.8 million.

    During the nine months ended September 30, 1997, investing activities used cash totaling $2.0 million. Cash totaling $3.3 million was used to purchase property and equipment. This investment was partially offset by cash provided by the sale of short term investments which totaled $1.3 million.

    During the nine months ended September 30, 1997, financing activities provided cash totaling $1.0 million primarily by the sale of $1.0 million of common stock under the Company's stock options plans. During the first nine months of 1996 financing activities used cash totaling $1.1 million, primarily as a result of the purchase of common stock and repayment of debt in connection with the purchase of RJS which used cash totaling $1.5 million.

    In 1997, Eltron entered a revolving credit agreement with a bank. The revolving credit facility allows Eltron to borrow up to $8 million on an unsecured basis. Borrowings under the revolving credit facility would bear interest at the Bank's prime rate. Under the terms of the revolving credit facility, Eltron is not able to enter into certain transactions or declare dividends without receiving prior written consent from the Bank and is required to comply with certain convenants as well as maintain certain debt to net worth ratios, current ratio and minimum net worth requirements. The revolving credit agreement expires in May 1998.

    The Company did not have any material capital commitments as of September 30, 1997.

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


                                                ELTRON INTERNATIONAL, INC.

Date:____________________                       By: /s/ DONALD K. SKINNER
                                                    ----------------------------
                                                    Donald  K. Skinner
                                                    Chairman of the Board
                                                    and Chief Executive Officer



Date:____________________                       By: /s/ DANIEL C. TOOMEY JR.
                                                    ----------------------------
                                                    Daniel C. Toomey, Jr.
                                                    Vice President Finance
                                                    and Chief Financial Officer