Form 10-K
period 1997-12-31
ELTRON INTERNATIONAL INC
filed 1998-03-31
CIK 915910

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                                   -----------

                         COMMISSION FILE NUMBER: 0-23342

                           ELTRON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-4302537
 (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

  41 MORELAND ROAD, SIMI VALLEY, CA                       93065-1692
(Address of principal executive office)                   (Zip Code)


                                 (805) 579-1800
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 18, 1998 was $159,939,000.

    The number of shares outstanding of the Registrant's common stock as of March 18, 1998 was 7,468,670.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed no later than 120 days after December 31, 1997 are incorporated by reference into Part III.

================================================================================

                           ELTRON INTERNATIONAL, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

                                                                                 Page
                                                                                 ----
                                     PART I
Item 1.  Business ...........................................................      3
Item 2.  Properties .........................................................     11
Item 3.  Legal Proceedings ..................................................     11
Item 4.  Submission of Matters to a Vote of Security Holders ................     12

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters     12
Item 6.  Selected Consolidated Financial Data ...............................     13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................     14
Item 8.  Financial Statements and Supplemental Data..........................     21
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures ..............................................     21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................     21
Item 11. Executive Compensation .............................................     21
Item 12. Security Ownership of Certain Beneficial Owners and Management .....     21
Item 13. Certain Relationships and Related Transactions .....................     21

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....     21

                                   SIGNATURES

Signatures ..................................................................     22

                        CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements ..................................     23

                                    EXHIBITS

Index to Exhibits ...........................................................     45

                                     PART I

     Except as otherwise noted, all share and per share data in this Form 10-K have been adjusted to reflect a 2-for-1 forward stock split effected on May 1, 1995. Unless the context otherwise requires, the term "Company" or "Eltron" refers to Eltron International, Inc. and its subsidiaries. Unless the context otherwise requires, the terms "Russet," "Donner," "Privilege" and "RJS" refer to the Company's subsidiaries Russet Limited, Donner Media, Inc., Privilege, S.A. and RJS, Inc., respectively.

     This report may contain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated include, among others, dependence on a significant customer, ability to sustain growth rate, management of rapidly changing business and acquisitions, management of inventory, competition, risks associated with international operations, development of markets and acceptance of products, growth in automatic identification data collection markets, and reliance on certain suppliers. For a fuller discussion of these risk factors, see pages 18 to 21.

ITEM 1.       BUSINESS

COMPANY OVERVIEW

     Eltron International, Inc. designs, manufactures and distributes a full range of direct thermal and thermal transfer bar code label printers, integrated verified printing systems, receipt printers, plastic card printers, secure identification printing systems, related accessories, and support software. Eltron also manufactures and distributes a full range of pressure sensitive labels, tags, plastic cards, and printer ribbons for use with Eltron and other printers. The Company believes that its success to date has resulted from Eltron's ability to offer high quality printers and related products with features comparable to or exceeding those of available competing products at a lower cost and, additionally, because the Company offers the broadest range of thermal label and plastic card printers currently on the market.

     Eltron has developed an expertise in the design and manufacture of low cost thermal printers. The Company believes that the design simplicity, reliability, low cost and low maintenance requirements of thermal print technology make it particularly well suited for applications which require the on-demand printing of labels, tags, tickets, receipts, variable length forms and plastic cards, as well as for distributed printing applications where one high volume centralized printer is replaced with multiple lower volume printers placed where the labels, receipts or cards are requested.

     From its inception in 1991, Eltron has focused on bringing to market printers that satisfy unique customer demand which is not well served by cut-sheet laser printers or other mass market printer products. The Company initially focused its efforts on developing high quality, low cost desktop bar code label and tag printers and has since expanded its range of products to include high speed industrial bar code printers; integrated verified printing systems; portable label, tag and receipt printers; airline boarding pass printers; plastic card printers; secure identification printing systems; related accessories; pressure sensitive labels; tags; thermal printer ribbons; and plastic cards. Eltron is currently working to further expand its broad line of quality printers and accessories to meet the needs of additional markets, and to maintain and enhance its position as a price and quality leader.

     Eltron printers can be used for a wide variety of applications including identification and tracking of products, cartons, packages, baggage, medical specimens, patients, serial numbers and assets; warehouse management and logistics; airline ticketing; point of sale receipt printing; clothing tags; financial transaction receipt printing; national and regional ID cards; driver's licenses; insurance ID cards; medical records; employee ID cards and badges; time and attendance; school ID; security access control; corrections; recreation passes; and loyalty cards.

     The Company's products are sold through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers, and national and regional distributors located in more than 80 countries. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services, security and governmental identification. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of thermal printers.

INDUSTRY OVERVIEW

     Eltron's products are designed to meet a wide range of customer needs, with the majority of its printers and related products sold into the bar code label printer and custom plastic card segments of the automatic identification data collection industry.

     Automatic identification data collection ("AIDC") refers to the automatic recognition and processing of data without the need for manual input. Currently, AIDC is accomplished through the computerized reading and writing of information encrypted in bar codes, magnetic stripes, biometrics and smart chips, with bar coding the predominant technology. A bar code consists of a series of bars and spaces of specified widths, the grouping of which represents specific numeric or alphanumeric characters. A unique bar code can be affixed to permit rapid and accurate identification of any number of variables relating to any item to be tracked or managed. Using AIDC systems, workers are able, with limited training, to collect data by scanning bar codes, magnetic stripes, or smart chips and transfer this information into computer databases in real time. AIDC is highly reliable compared to conventional manual methods and eliminates human error that occurs during manual input of information and results in lower labor and process costs.

     Bar code label printers use a number of printing technologies commonly used in the conventional computer printer industry. These technologies are direct thermal, thermal transfer, inkjet, impact and laser. Thermal transfer and thermal dye sublimation technologies are used for plastic card printers. Initially, AIDC technology used bar code labels to track or identify objects. Now, AIDC technology is increasingly being used to track or identify people using personalized plastic cards.

     Early stage AIDC technology was adopted by the transportation and retail industries, and it is now regularly used in industries ranging from manufacturing to medical research. As the cost of AIDC technology has decreased and customer acceptance increased, applications have diversified and created a number of new markets. Moreover, as information technology has increasingly come into use, retailers, manufacturers, and distributors in a large number of industries have issued compliance standards requiring that suppliers provide bar coded information on their products.

     While a number of AIDC applications allow for preprinted bar coded information to be included in package design, a significant number of applications require the on-demand encoding of variable data in unique bar code labels, thus making preprinted bar codes impractical. Generally, bar coded labels or tickets may be either preprinted off-site by a third party or on-site by the user where the bar code label will be used. On-demand printing is required when variable data that is not known until shortly before a label must be printed and used. Situations requiring on-demand printing include labels that have addresses, dates of manufacture, unique serial or purchase order numbers, product ingredients or nutritional information, accurate weights, expiration dates, and other similar information.

     Thermal dye sublimation, a relatively new thermal print process has recently become commercially viable for applications that call for color printing on PVC and polyester cards. This capability has given rise to an industry focused on the on-site creation of full color, photographic quality plastic cards. These cards can typically be created in less than 30 seconds for under one dollar, while the user waits. Traditional photographic processes are both more expensive and take more time. The Company believes that personalized card applications such as driver's licenses, loyalty cards, school and work identification cards, security access cards, and financial transaction cards are well suited to benefit from this technology. Bar codes, smart chip and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes, and vital statistics. Eltron's sales of card printers increased more than 200% to $9.6 million in 1996, and 50% to $14.4 million in 1997.

BUSINESS STRATEGY

     As a result of its combination of low price, high quality and service, the Company believes that it is a leading supplier of thermal printers and related accessories. Utilizing management's experience in the AIDC and computer peripheral industries, the Company is expanding its line of high quality printers and related accessories to meet the needs of additional markets and to position itself as a price and quality leader. The Company's objectives are to enhance its position as a leading supplier in the AIDC industry; to expand its product line of on-demand printers for use in additional applications, in label printing, plastic card printing, and secure identification printing; and to manufacture and market related supplies. The Company seeks to:

     o Capitalize on Market Understanding To Establish Value Leadership in Profitable Niches. The Company believes that the success of its current products is the result of its understanding of customer needs and competitive market forces. Eltron continuously assesses its position relative to market needs and intends to sustain its competitiveness through intelligent product positioning and market understanding. The Company also intends to take Eltron's products to new markets and industries which provide opportunities for on-demand and distributed printing, allowing it to take advantage of its engineering and technology competencies. Eltron concentrates on providing high quality at the lowest price, rather than competing solely on product features or price alone.

     o Maintain Aggressive Product Design Cycles. Eltron has demonstrated its commitment to aggressive product design cycles by bringing to market more than 40 products since January 1991. The Company believes that a key factor in developing and maintaining a competitive advantage is its ability to rapidly transform a product concept into a manufactured product. The Company believes that reduced design cycles allow it to better react to ever changing market needs.

     o Pursue Simplified Product Design. Eltron's products are designed to be easily assembled and contain few parts and require little or no manufacturing adjustment. This design philosophy has guided the Company from its inception. For example, several models of Eltron desktop printers can be assembled in approximately 10 minutes. As a result, the Company is able to produce reliable, high-quality printers at low cost. This design philosophy will continue to be a priority for new product development.

     o Ensure Quality and Product Reliability. The Company believes that it must provide reliable, high-quality products and excellent service to develop and sustain a competitive advantage. Because of the cost savings it has achieved through its product designs, Eltron has been able to incorporate high-quality components into its products at comparatively low cost. Eltron's commitment to quality and reliability is also evidenced by the Company's ISO 9002 certification in November 1995. The majority of Eltron's products are warranted for a full year. The Company believes that it has not experienced significant warranty claims to date because of its product design strategy, the relatively small number of moving parts in its printers and the high-quality components it uses.

     The Company believes that the strategy summarized above will enable it to compete in its existing and new markets and plans to implement the strategy in the following areas:

     o Expand Presence and Products in Label and Receipt Printer Markets. The Company's strategy is to increase its penetration in its current markets by continuing to reduce the price of its products through design and manufacturing efficiencies, thereby increasing the affordability of automatic identification data collection equipment for new customers who may not have used it previously due to cost. Additionally, the Company intends to continue to identify new markets and design products and deliver them to these markets before significant competition has developed. The Company also believes that its wide range of product offerings provides an advantage in emerging markets in Latin America and Asia where bar code labeling has been more recently introduced.

    o Expand Presence and Products in Plastic Card Markets. The Company has applied the same design philosophy, manufacturing techniques and marketing strategy to it plastic card printers as it did for its bar code label and receipt printers. The Company believes that providing highly reliable, user friendly plastic card printers at a low price point may increase demand. Additionally, the Company believes that it can increase penetration by identifying new markets and designing products and delivering them to these markets before significant competition has developed.

     o Expand Manufacturing and Worldwide Distribution of Supplies. The Company will increasingly seek the benefit of the continuing revenue streams associated with the ongoing use of consumable printer supplies. The potential revenue from supplies sold over the life of a printer can greatly exceed the initial revenue from the printer itself. The Company believes it has the opportunity to expand its sales of labels, cards, printer ribbons and other supplies for use with its own growing base of installed printers, as well as for use with printers manufactured by others. The Company distributes its supplies through multiple sales channels which include value added resellers, systems integrators, original equipment manufacturers, regional and local distributors, and the

        Company's own sales force. The Company believes it can capitalize on strong relationships in its channels to offer more products at lower incremental selling and administrative costs.

    o Identify and Enter New Markets. The Company believes that there is a growing number of printing applications being developed in various industries which require on-demand or distributed printing. The Company believes that, by virtue of its ability to manufacture relatively compact printers at low cost, it is well positioned to benefit from this trend. The Company also believes that it can build on its design competencies to address these new markets for on-demand or distributed printing.

     o Expand International Sales. From its inception Eltron has emphasized a global sales strategy. In the years ended December 31, 1994, 1995, 1996 and 1997, the Company's sales outside of the United States totaled approximately $8 million, $12 million, $30 million and $37 million, respectively. The Company distributes its products in more than 80 countries. The Company's objective is to be a worldwide supplier of a wide range of competitively priced on-demand printers and supplies. Eltron is the only company in the industry that offers a broad line of both label and card printers, and the Company believes that this is an advantage in the markets it serves, and especially in emerging markets in Latin America and Asia.

THE COMPANY'S KEY MARKETS

     The Company's key markets include the package delivery, retail, healthcare, manufacturing, financial services, school/university and governmental identification, and security industries worldwide. Eltron is the only company that offers bar code label and receipt printers and plastic card printers. Because of this unique range of products, Eltron has the opportunity to increase sales of its label printers to customers initially buying card printers and also increase sales of its card printers to customers who initially bought label printers.

     Package Delivery. Package delivery companies are increasingly using automatic identification data collection technology to track packages from pickup to delivery. Bar code labels are printed at the shipping location and encoded with tracking information. The label is scanned by the package pickup driver and the data is stored in a portable data collection terminal. The data is either transmitted or later downloaded to the main computer system. The package is then delivered to the local distribution center for sorting by destination. The information encoded on the package label facilitates the continued tracking of the package. This encoded information is used again to sort and track the package when it arrives at its destination. Portable penpad computer terminals are used to record the recipient's name and time of delivery, and this information is then available to the sender for delivery verification. Examples of companies that have implemented this technology in their operations include United Parcel Service, Federal Express, Roadway Express and the U.S. Postal Service, some of which provide their customers with shipping systems consisting of computers, weighing scales and bar code label printers.

     Retail. The retail industry was one of the first to utilize automatic identification data collection technology. An individual stock-keeping unit ("SKU") is encoded with product identification information. This information is printed on the product container or onto a label or tag. The encoded product information is then scanned at the check-out terminal, expediting the check-out process and reducing the errors incurred in entering the information manually. An added benefit is that data contained on the SKU is transmitted to the main computer system for automatic inventory analysis. Desktop and portable label printers can be used to create substitute labels or tags with incomplete or missing SKU information, and for creating shelf tags.

     Personalized plastic card printing is increasingly being adopted for retail applications for customer loyalty cards, as well as for employee badges and identification, time and attendance cards. Loyalty cards are being used worldwide in a variety of settings from large discount centers to recreation activities.

     Healthcare. Initially healthcare applications utilized bar code labels to identify and track products, dosage, specimens, and information. Now plastic card printers are being used to identify and serve patients and healthcare providers. The use of both of these technologies in the healthcare industry is growing rapidly because they allow hospitals and healthcare systems to streamline accounting functions, reduce billing delays and errors and improve bottom line results; as well as to accurately track patient information and reduce the possibility of costly and potentially fatal errors. Examples of healthcare applications include patient admission, laboratory specimen identification and tracking, pharmacy labels and dispensing, patient identification, patient records, and insurance eligibility coverage.

     The Company believes that, because of the large number of applications per patient and the significant liability associated with errors in certain healthcare applications, an incentive exists for the increased use of automatic identification data collection technology and personalized plastic cards which include vital statistics, medical history and coverage eligibility details. The Company believes that its products provide a means of reducing keystroke, handwriting or other human error in the healthcare sector.

     Manufacturing. The increased efficiencies associated with bar coded information are especially apparent in the industrial sector. Information encoded on components can be tracked for a variety of purposes, including assembly of components, tracking of product, work in progress, inventory control and warranty information. The Company believes that the industrial market has not been fully penetrated and many small and mid-sized firms have not yet employed automatic identification data collection technology.

     Financial Services. The Company believes that new technologies exist which can potentially increase the utility of plastic cards. These technologies include memory chip or "smart cards," high density magnetic strip encoding and high density bar codes; all of which enable plastic cards to provide more than an account number. This increased storage capacity is creating new applications for plastic cards such as electronic purse or debit cards. The Company believes that this increased transaction capability will create an increased need for security. Eltron's plastic card printers provide the ability to print bar codes, color photographs and graphics; encode magnetic stripes; insert smart chips, all in the same process at a relatively low cost.

     Schools/University and Governmental Identification. Plastic cards are being used by an increasing number of schools, universities, and governmental agencies and offices for a variety of applications combined onto one personalized card. At a university, for example, one card can be used for identification and access to classes, dormitory, library, laboratories and extracurricular events. When a smart chip option is included the user also can transact cafeteria charges and bookstore purchases.

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

PRODUCTS

     Since its inception, the Company has sought to develop and introduce a full line of affordable printers and related accessories. At December 31, 1997, the Company's main printer product offerings were as follows:

Desktop Printers

    o The Companion Plus. Compact 2" wide direct thermal receipt printer for receipt printing in retail stores, financial transaction receipts, mailing, small parcel shipping, and specimen labeling.

    o Orion. Announced in October 1997. The Company's third generation direct thermal 4" wide label printer. The unique openACCESS(TM) design enables easy label loading and minimizes label jams.

    o Eclipse. New thermal transfer and direct thermal low cost 4" wide label printers in a rugged metal enclosure. Industrial class product at desktop pricing levels.

    o LP/TLP 2622. On-demand desktop direct thermal and thermal transfer 2" wide label printers for a wide variety of low duty cycle business applications.

    o LP/TLP 2642. On-demand desktop direct thermal and thermal transfer 4" wide label printers for a wide variety of low duty cycle business applications.

    o LP/TLP 3642. On-demand desktop direct thermal and thermal transfer 4" wide label printers with 300 dpi print resolution for a wide variety of high image quality business applications.

Industrial Printers

    o Strata. These rugged direct thermal and thermal transfer 8.5" wide label printers are used for wide web label printing applications such as chemical drum and pallet labeling.

    o LP/TLP 2046. Industrial class direct thermal and thermal transfer 4" wide label printers for heavy duty cycle applications.

    o The QualaBar Series. Family of industrial direct thermal and thermal transfer label printers with print widths from 4" to 8.4", speeds from 2 inches per second to 10 inches per second, 203 and 300 dot per inch configurations, integrated verification models, and a variety of memory and label stock handling options.

    o The ThermaBar Series. Rugged direct thermal and thermal transfer industrial 6" and 8.5" wide label printers with integrated verification systems.

Portable Label Printers

    o Transport. Direct thermal portable 4" wide label printer. Durable, light weight, with optional IR interface. Designed for remote and mobile label printing applications.

Plastic Card Printers

    o The P300. Monochrome (1000 cards/hour) and full color (100 cards/hour) low cost desktop plastic card printers for on-demand access control, identification, and loyalty card printing applications. Options include magnetic strip encoding and smart card encoding support.

    o The P400. Full color (80 cards/hour with dual sided printing) desktop plastic card printers for on-demand access control, identification, and loyalty card applications. Options include magnetic stripe encoding and smart card encoding support.

    o The P500. Full color (100 cards/hour with overlamination) plastic card printers for durable access control, identification, and loyalty card applications. Options include magnetic stripe encoding and smart card encoding support.

    o The P600. Full color (180 cards/hour) high performance plastic card printers for access control, identification, and loyalty card applications. Options include magnetic stripe encoding and smart card encoding support.

Secure Identification Printing Systems.

        The Max3000 is a single process secure ID card printing system for maximum security, durability and tamper resistant card requirements such as driver's licenses. Integrates printing, lamination, rotary die-cutting and optional magnetic encoding of 3M Secure Card media.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company devotes significant resources to new product development and has established an aggressive product development schedule. Since its inception, Eltron has sought to shorten the time required to take a product concept and turn it into a manufactured product. Eltron refers to this period as the product design cycle. By focusing on reducing the product design cycle, Eltron has been able to introduce more than 40 products since its inception in 1991. At December 31, 1997, the Company employed 64 individuals in new product design, engineering and development. Eltron provides its engineering department with computer-aided design tools and processes to improve design efficiency and allow the department to compress product development cycles. Eltron engineers design all firmware, hardware, software, mechanisms, mechanical parts and enclosures used in its printers and other products.

SALES AND MARKETING

     Because the Company's products are frequently combined with products from other manufacturers to form an integrated system, the Company sells its products through a worldwide network of authorized distributors, value added resellers, systems integrators, and original equipment manufacturers. These sales channels provide the software, configuration, installation, integration, and support services required by end users within various market segments.

     In the United States, the Company sells primarily through over 350 national and regional distributors, value added resellers and systems integrators. Value added resellers and systems integrators are selected to specialize in specific industries and sell in relatively small geographic areas. The Company does not grant specific territories to its domestic resellers. The Company works to ensure the expertise of its resellers and has made an effort to ensure that they are knowledgeable regarding the Company's products. Sales to original equipment manufacturers are managed by the Eltron sales force.

     At December 31, 1997, the Company employed 65 individuals in sales, marketing and customer service in the United States. United States field sales personnel are located in Connecticut, Florida, Georgia, Illinois, Minnesota, Montana and New Jersey. Eltron's internal sales force is responsible for expanding and improving the sales volume generated by its sales channels. The sales force is also responsible for communicating the Company's capabilities to existing and potential customers, coordinating orders, and solving application and implementation challenges for resellers and end users. The inside sales group coordinates and processes orders and seeks to ensure customer satisfaction through the timely communication of product information.

     Outside the United States, the Company sells through more than 150 resellers located in 80 countries who purchase, warehouse and sell printers, accessories, supplies and other integrated system components. Eltron's international distributors cover specific countries throughout the world. These distributors have been qualified by the Company and are encouraged to attend annual training seminars at the Company's headquarters. The Company enters into written distribution agreements with most of its distributors on a non-exclusive basis.

     The Company currently employs 34 individuals outside of the United States in sales and marketing functions. These individuals work from regional offices in Wokingham, England; Varades, France; Boulogne Billancourt, France; Hong Kong, China; and Singapore.


     The Company extends credit based on an ongoing evaluation of each customer's financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses which to date have been within management's expectations. The Company extends credit to its domestic customers for a term of 30 days and, in accordance with local business practices, may extend credit to its international customers for a term of up to 60 to 90 days.

      For the years ended December 31, 1995, 1996 and 1997, the Company's sales to UPS accounted for approximately 38%, 31% and 24%, respectively. If UPS reduces its level of its historical purchases, such reduction would have a material adverse affect on the Company's financial position, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dependence On Significant Customer."

     The Company's marketing operations include product management, marketing services and technical support.

     The product management group initiates the development of new products and product enhancements to meet customer needs, and manages product introductions and positioning. The product management group also focuses on strategic planning and market definition and analyzes the Company's competitive strengths and weaknesses. This group identifies and evaluates market opportunities for current, planned and potential products, and gathers and analyzes competitive and market intelligence.

     The marketing services group is responsible for advertising and public relations activity. This group creates advertising, brochures and product documentation, maintains the Eltron web site, manages trade show exhibits, and places articles highlighting applications of Eltron's products in trade and industry publications.

     The technical support group provides, among other things, a hotline staffed by technical personnel.

BACKLOG

     The Company generally ships customer orders within 14 days of receipt of an order, except in cases where a customer requests that orders be sent at a particular time to meet the customer's needs. Aside from long term orders received from UPS which totaled approximately $9 million at December 31, 1997, the amount of the non-UPS backlog is generally at an insignificant level. For information concerning orders from UPS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Significant Customer."


COMPETITION

     Many companies are engaged in the design, manufacture and marketing of automatic identification data collection equipment and plastic card printing. The Company considers its direct competition in label printer markets to be the providers of direct thermal and thermal transfer printing systems and supplies designed for the on-demand label printing environment. To a lesser extent the Company also competes with companies engaged in the design, manufacture and marketing of standard computer and label printers which employ alternative printing technologies. In card printer markets the Company considers its direct competition to be the providers of thermal plastic card printing systems and supplies designed for the on-demand printing environment.

     There are a number of factors involved in the manufacture, marketing and sale of on-demand thermal label and plastic card printers, such as price, ease of use, product quality, product reliability, market position, sales channels, product innovation, time to market, service and technical support. The Company believes that it presently competes favorably with respect to these factors.

     The Company competes against several companies across its product line, as no one competitor offers the breadth of products that the Company offers. For low cost desktop label printer products, Eltron's principal competitors are Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions, Inc.; Tokyo Electric Company; Seiko; and Microcom. Datamax Corporation and Zebra Technologies, Inc. have also recently announced products to compete in the low cost desktop label printer markets. In the higher performance printer markets, Eltron's principal competitors are Datamax Corporation; Intermec Corporation, a subsidiary of Unova, Inc.; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; Tokyo Electric Company; and Zebra Technologies. Each of these companies manufactures a series of printers that competes with one or more of the Company's products in the higher performance printer category. Several of these companies, and others against which the Company competes, have substantially greater financial, technical, market position and other resources than the Company.

     The Company's principal competitors in the plastic card market include Datacard, Inc., a privately-held manufacturer of card personalization systems and transaction terminals, and Fargo, Inc., a privately-held manufacturer of wax thermal transfer and dye sublimation color page printers and ID card printers.

     Various other competitive methods of bar code printing exist and the Company continually assesses these technologies to determine if they are suitable for low-cost bar code printing. Currently, the Company believes that direct thermal and thermal transfer print technology provide the best low-cost, high quality printing solution for its target markets. If other technologies were to evolve or become available to the Company, it is possible that those technologies would be incorporated into its products if management believed they were suitable for low-cost bar code printing. Alternatively, if such technologies were to evolve or become available to the Company's competitors, the Company's products may become obsolete, which would have a material adverse affect on the Company's financial position, results of operations and cash flows.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards portions of the hardware designs and operating software incorporated into its products as proprietary and attempts to protect them with a combination of patents, trademarks and trade secret laws, employee and third-party nondisclosure agreements and similar means. The Company has 2 patents and 3 pending patents pertaining to its products. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, technology and information that the Company regards as proprietary. Moreover, the laws of certain countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

     The Company currently holds United States trademarks on the Company's "Eii," "Eltron," "Eltron BarCode Professional," "Eltron Companion," "TigerWriter," "Privilege" and "Russet" logos and the name "Eltron". The Company actively protects these trademarks, which it believes have significant goodwill value. Eltron relies on a combination of trade secrets, copyright laws and contractual rights to establish and protect its proprietary rights in its products.

     The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. Regardless of its merit, responding to future claims or lawsuits could be time-consuming and, to avoid litigation, require the Company to enter into royalty and licensing agreements which may not be on terms acceptable to the Company. If a successful claim is made against the Company, the Company may have to pay a settlement or judgment and if the Company fails to develop or license a substitute technology, the Company's business, financial position, results of operations and cash flows could be adversely affected.

EMPLOYEES

     The Company believes that the continued dedication of the Company's employees is important to its long-term growth and success, and since its inception has sought to obtain the trust and respect of its employees by providing open communications, a clean and safe workplace and competitive benefits.

     As of December 31, 1997, the Company employed approximately 486 persons, 10 were part-time. Of these employees, 99 were employed in sales and marketing functions, 325 were employed in engineering and manufacturing functions, while the remaining 62 employees performed general and administrative functions. None of the Company's employees is covered by collective bargaining agreements. The Company considers its relationship with its employees to be excellent.

ITEM 2.    PROPERTIES

    The Company's corporate headquarters are located in Simi Valley, California. The Company's facilities are listed as follows:

                                                Square Footage
                              ---------------------------------------------------------------------
                               Manufacturing,
                                Production &    Administrative,
Location                         Warehouse      Research & Sales       Total       Lease Expires
--------                      ---------------------------------------------------------------------
Simi Valley, California USA         37,500            30,000            67,500     January 1999
Simi Valley, California USA         35,000                --            35,000     July 1998
Greenville, Wisconsin USA           27,000             3,000            30,000     March 2007
Wokingham, Berkshire, UK            16,000            11,000            27,000     October 2010
Varades, France                     13,535             6,465            20,000     August 2000
Boulogne Billancourt, France            --             3,120             3,120     Monthly renewal
Floersheim, Germany*                    --             1,500             1,500     Monthly renewal
Singapore                               --             1,800             1,800     Monthly renewal
Hong Kong and Mainland China**          --             6,700             6,700     December 1999
                                    ------           -------           -------
Total                              129,035            63,585           192,620

 *Operations handled out of European headquarters effective first quarter of 1998.

**Eltron-Chinetek Joint Venture headquarters in Hong Kong and 5 additional sales offices in China.

See Footnote 11 to the Company's Consolidated Financial Statements for further discussion of lease commitments.

See Footnote 15 to the Company's Consolidated Financial Statements for a discussion of the purchase of new facilities in Camarillo, California.

ITEM 3.    LEGAL PROCEEDINGS

    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    PRICE RANGE OF COMMON STOCK

    The Common Stock began trading on The Nasdaq National Market on February 9, 1994 under the symbol "ELTN." The following table sets forth the high and low last sale prices of the Common Stock on The Nasdaq National Market for the periods indicated:

                                                                    HIGH       LOW
                                                                    ----       ---
1996
First Quarter...................................................    37 3/4    29 1/4
Second Quarter..................................................    33 3/4    23 3/4
Third Quarter...................................................    33 3/8    21 3/4
Fourth Quarter..................................................    38 1/2    18 1/4

1997
First Quarter...................................................    26        19 1/4
Second Quarter..................................................    31        18 1/2
Third Quarter...................................................    36 1/8    26 1/4
Fourth Quarter..................................................    35        25 3/4

       The last sale price of the Common Stock on March 18, 1998 on The Nasdaq National Market was $23.25 per share. The Company had 62 shareholders of record and approximately 3,000 beneficial shareholders as of March 18, 1998.

       The Company has never paid cash dividends on its Common Stock and does not currently anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

       The following table sets forth certain selected consolidated financial information, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere herein. The selected consolidated financial data for each of the five years in the period ended December 31, 1997 have been derived from the Company's audited consolidated financial statements.

                                                                 Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                          1993            1994            1995              1996              1997
                                      -----------     -----------     ------------      ------------      -------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
 Sales ..........................     $17,989,005     $29,276,490     $ 54,971,064      $ 88,509,582      $ 105,028,976
 Cost of sales ..................      10,961,012      16,253,100       30,123,477        50,171,082         59,521,222
                                      -----------     -----------     ------------      ------------      -------------
 Gross profit ...................       7,027,993      13,023,390       24,847,587        38,338,500         45,507,754
 Selling, general and
  administrative expense ........       3,983,624       5,803,352       11,270,292        16,398,967         19,893,724
 Research and product
  development expense ...........       1,592,022       1,885,320        2,932,003         5,308,736          7,126,739
 Write off of acquired in process
   technology and other costs
   associated with acquisition ..              --              --               --         3,528,555                 --
                                      -----------     -----------     ------------      ------------      -------------
 Income from operations .........       1,452,347       5,334,718       10,645,292        13,102,242         18,487,291
 Other (income) expense, net ....         379,490         115,800         (115,171)         (211,486)          (132,164)
                                      -----------     -----------     ------------      ------------      -------------
 Income before provision for
  income taxes ..................       1,072,857       5,218,918       10,760,463        13,313,729         18,619,456
 Provision for income taxes .....          72,473       1,595,714        3,640,762         6,215,173          6,982,295
                                      -----------     -----------     ------------      ------------      -------------
 Net income .....................     $ 1,000,384     $ 3,623,204     $  7,119,701      $  7,098,556      $  11,637,161
                                      ===========     ===========     ============      ============      =============
 Net income per common share
  Basic .........................     $      0.33     $      0.64     $       1.07      $       0.98      $        1.57
                                      ===========     ===========     ============      ============      =============
  Diluted .......................     $      0.28     $      0.58     $       0.97      $       0.91      $        1.49
                                      ===========     ===========     ============      ============      =============
 Weighted average number of
  shares outstanding
  Basic .........................       3,000,000       5,627,406        6,682,779         7,226,352          7,394,641
                                      ===========     ===========     ============      ============      =============
  Diluted .......................       3,542,344       6,211,796        7,348,966         7,821,379          7,801,982
                                      ===========     ===========     ============      ============      =============

                                                                  December 31,
                                   -----------------------------------------------------------------------------
                                       1993          1994            1995             1996             1997
                                   -----------    -----------    ------------     ------------     -------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital..............       $2,553,277    $10,462,799     $31,535,828      $34,624,655       $44,955,509
Total assets.................        7,655,197     19,494,002      45,624,225       54,245,059        66,861,748
Shareholders' equity ........        1,969,269     11,779,835      36,185,179       43,551,234        56,669,372

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories and support software. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. The Company believes that its success to date has resulted from its ability to offer high-quality printers and related products with features comparable to or exceeding those of available competing products at a lower cost.

    The Company's products are sold through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers and national and regional distributors located in more than 80 countries. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services, security and governmental identification. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of thermal printers.

    Eltron's objective is to expand its position as a leading supplier of thermal printers, supplies and related accessories designed for use in on-demand and distributed printing applications. The Company believes that it is able to maintain a competitive advantage through both internal development efforts and strategic acquisitions and alliances.

    The acquisition of RJS in early 1996 has been accounted for as a pooling of interests for financial reporting purposes. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. In connection with the acquisition, RJS changed its fiscal year end from September 30 to December 31, which conforms to Eltron's year end. The consolidated financial statements for all years prior to 1996 have not been restated to reflect RJS' change in fiscal year. The 1995 financial statements include RJS' results of operations on a September 30 fiscal year end basis and Eltron's results of operations on a December 31 calendar year basis.

    In January, 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from Eltron for approximately $2.8 million. Eltron retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial thermal printer lines.


RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain information derived from the Company's Consolidated Statements of Income expressed as percentages of sales. The table also presents information on the Company's consolidated results of operations expressed as a percentage increase or decrease relative to the results of the previous period.

                                                                                PERCENTAGE INCREASE
                                                                                  OVER RESULTS
                                                      PERCENTAGE OF SALES       FOR PRIOR PERIOD
                                                   ------------------------     -------------------
                                                          YEAR ENDED                YEAR ENDED
                                                          DECEMBER 31,              DECEMBER 31,
                                                    -----------------------     ------------------
                                                    1995      1996     1997        1996     1997
                                                    ----      ----     ----        ----     ----
Sales                                               100%      100%      100%        61%      19%
Cost of Sales                                        55        57        57         67       19
                                                    ---       ---       ---
  Gross profit                                       45        43        43         54       19
Operating Expenses:
  Selling, general and administrative                21        19        19         46       21
  Research and product development                    5         6         7         81       34
  Write off of acquired in process technology
    and other costs associated with acquisitions     --         4        --         NM       --
                                                    ---       ---       ---
Other (income) expense, net                          NM        NM        NM         NM       NM
                                                    ---       ---       ---
Income before provision for income taxes             20        15        18         24       40
Provision for income taxes                            7         7         7         71       12
                                                    ---       ---       ---
Net income                                           13%        8%       11%        --%      64%
                                                    ===       ===       ===

NM = not meaningful

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

    Sales for 1997 totaled $105 million, an increase of $16.5 million, or 19%, over sales of $88.5 million for 1996. This was primarily due to increased sales of thermal label printers, plastic card printers and media to new and existing Eltron customers worldwide. 1997 was a record year for sales, exceeding $100 million for the first time.

    Sales of card printers increased 50% from $9.6 million in 1996 to $14.4 million in 1997. Sales of label printers to customers other than United Parcel Service (UPS) increased 34% from $28.9 million in 1996 to $38.9 million in 1997. International sales in 1997 were 34% of total sales, up from 27% in 1996.

    In 1997 sales to UPS were $25.7 million, or 24% of total sales, compared to $27.3 million, or 31% of total sales in 1996. Although the Company received a $10 million follow on order from UPS in October of 1997, and had a backlog of orders from UPS of approximately $9 million as of December 31, 1997, there is no obligation on the part of UPS to place any further orders with Eltron. The Company has derived a significant portion of its revenues from UPS and may continue to be dependent on UPS, or other significant customers, in the future, the loss of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in 1996 or 1997.

    Gross profit for 1997 totaled $45.5 million, compared to $38.3 million in 1996, an increase of $7.2 million or 19%. Gross margin for 1997 was 43%, the same as was reported for 1996. However, higher margins resulting from a favorable product mix during the earlier part of 1997 were offset, primarily by lower margin products shipped to UPS in late 1997. Gross margin in the later part of 1997 was also affected by start-up costs related to the Company's latest UPS program and by a provision of approximately $544,000 taken for certain excess inventory components associated with the phase out of a prior UPS program.

    Sales to high volume customers and OEMs, and sales of supplies are typically transacted at a price which yields a lower than average gross margin. Management currently believes that sales to high volume and OEM customers, as well as sales of supplies, may increase in the future and that, as a result, the 43% gross margin exhibited in 1997 may not necessarily be maintained in the future.

    Selling, general and administrative expenses in 1997 were $19.9 million or 19% of sales compared to $16.4 million or 19% in 1996. These increases are primarily attributable to costs associated with the company's overseas expansion, including its office in Singapore, a new distribution center in the United Kingdom, a new sales office in France and an extension to the card printer facility, also in France. In 1997 the Company created business groups for label printers, card printers, supplies and service. Costs associated with the forming of these new groups also contributed to the increase in expenses from 1996 to 1997. The Company currently anticipates that selling, general and administrative expenses will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company attempts to enter.

    Research and development increased 34% in 1997 to $7.1 million, up from $5.3 million in 1996. This increase related primarily to increased efforts to develop new products. As a percentage of sales, these expenses increased to 7% in 1997, from 6% in 1996. The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations and the number of product development projects that it embarks upon.

    In 1996, operating results were impacted by legal and other costs associated with business combinations, either attempted or completed, which totaled approximately $1 million and the write-off of acquired in-process technology valued at $2.5 million in connection with the purchase of Privilege, S.A. These costs were related to specific transactions and therefore are non-recurring. There were no such costs in 1997.

    Net interest income totaled $233,000 in 1997, an increase of $33,000 over net interest income of $200,000 in 1996. The increase in interest income was primarily due to an increase in invested capital. See "Liquidity and Capital Resources."

    The provision for income taxes for 1997 was $7 million or 37.5% of pretax income. The effective tax rate for 1997 was adversely affected, in part, by a retroactive increase in French corporate income taxes imposed by the French government. The provision for income taxes for 1996 was $6.2 million, or approximately 46% of pretax income, which includes the tax effect of $3.5 million of expenses related to the write-off of acquired in-process technology and acquisition costs which are not deductible for income tax purposes, the utilization of certain tax credits and the reduction of deferred tax asset reserves. Excluding the effects of non-recurring charges, the Company's effective tax rate for 1996 would have been 37%.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

    Sales for 1996 totaled $88.5 million, an increase of $33.5 million or 61% over sales for 1995, which totaled $55.0 million. This increase in sales can be attributed to an increase in the number of printers sold resulting from wider market acceptance of the Company's established lines of bar code printers, increased acceptance of its recently introduced plastic card printers, as well as higher than anticipated demand from the Company's largest customer, United Parcel Service and its designated marketing partners ("UPS"). 1996 sales were also bolstered by the inclusion of a full year's operations for Donner, as compared to four months in 1995, which accounted for $3 million of the 1996 sales increase. Sales were also aided by the acquisition of Privilege, effective January 1, 1996, which accounted for $9.6 million of the 1996 sales increase.

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

    Research and development expenses increased 81% in 1996 to $5.3 million, up from $2.9 million in 1995. This increase related primarily to additional efforts to develop new products. As a percentage of sales, these expenses increased to 6% in 1996, from 5% in the previous year.

    Operating results were also impacted by legal and other costs associated with business combinations, either attempted or completed, in 1996 which totaled approximately $1 million and the expensing of acquired in-process technology valued at $2.5 million in connection with the purchase of Privilege, S.A. These costs were related to specific transactions and therefore are non-recurring.

    Net interest income totaled $211,000 in 1996, a decrease of $167,000 over net interest income of $378,000 for the previous year. This decrease in interest income was primarily due to a decrease in invested capital.

    The provision for income taxes for 1996 was $6.2 million, or approximately 46% of pretax income, which includes the tax effect of $3.5 million of expenses related to the write-off of acquired in-process technology and acquisition costs which are not deductible for income tax purposes, the utilization of certain tax credits and the reduction of deferred tax asset reserves. The Company's provision for income taxes for 1995 was $3.6 million or 34% of pretax income. The Company's provision for income taxes was higher as a percentage of pretax income in 1996 as a result of non-recurring costs associated with the acquisitions of Privilege and RJS which were not deductible for tax purposes. If these costs had not been incurred in 1996, the Company's effective tax rate would have been 37%.

YEAR 2000 COMPLIANCE

    During 1997, the Company began the implementation of a year 2000 compliant enterprise-wide information system. The Company has also initiated an assessment project, both within the Company and with is business partners, which addresses those other significant systems that may have year 2000 compliance issues. The Company presently believes that with the implementation of the new system and modification to existing software, year 2000 compliance will not pose a significant operational challenge for the Company. However, if these modifications are not completed on a timely basis, including implementation by its business partners, the Company's financial position, results of operations, and cash flows will be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    In 1997, operating activities provided cash totaling $5.5 million as compared to $2.5 million generated in 1996 and $2.4 million of cash used during 1995. Overall increases in operating cash flow in 1997 were partially offset by increases in accounts receivable and inventories of $4.1 million and $5 million, respectively.

    In 1997, investing activities used cash totaling $3.8 million, as compared to $869,760 and $14.4 million used in 1996 and 1995, respectively. During 1997, cash was used primarily to purchase $5 million in equipment for business expansion and the ongoing implementation of a new information system. In addition, net sales of short term investments generated approximately $1.3 million of cash during 1997.

    In 1997, financing activities generated cash totaling $1 million. Cash from financing activities was generated primarily from the sale of the Company's Common Stock through the exercise of stock options.

    In 1997, Eltron entered into an agreement for a revolving line of credit with a bank. The revolving credit facility allows Eltron to borrow up to $8 million on an unsecured basis. Borrowings under the revolving credit facility bear interest at the Bank's prime rate. Under the terms of the revolving credit facility, Eltron is not able to enter into certain transactions or declare dividends without receiving prior written consent from the Bank and is required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratio and minimum net worth requirements. The revolving credit agreement expires in May 1998 and the Company believes that it will be successful in entering into a new credit agreement with a bank, with terms similar to those in the current agreement. There was no utilization of the credit line during 1997.

    The Company did not have any significant capital commitments as of December 31, 1997.

    In February 1998, the Company completed the purchase of a building in Camarillo, California for approximately $7.8 million in cash. This building will serve as the Company's new world headquarters and provide expanded manufacturing capacity. The Company believes that it can refinance the building during 1998 through Industrial Development Bonds or through a conventional commercial real estate loan. Upon completion of various modifications to the building, the Company anticipates moving into the building near the end of 1998 or in early 1999.

    The Company believes that cash provided by operating activities, existing cash and short-term investments will be sufficient to fund the Company's capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Management does not believe the adoption of SFAS No. 130 will have a material effect on its consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

CAUTIONARY STATEMENTS AND RISK FACTORS

    In addition to historical information, this Annual Report contains forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear elsewhere in this Annual Report and as stated below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to publicly release any revision to these forward-looking statements. Readers should also carefully review any risk factors described in other documents the Company may file from time to time with the Securities and Exchange Commission. In addition to the other information contained in this document, readers should carefully consider the following cautionary statements and risk factors.

DEPENDENCE ON SIGNIFICANT CUSTOMER

    For the years ended December 31, 1995, 1996 and 1997, UPS or its designated marketing partners, accounted for approximately $20.8 million, $27.3 million and $25.7 million, respectively, of the Company's total sales. UPS has no contractual obligation to place any further orders with the Company. The Company's financial position, results of operations and cash flows are substantially dependent on future sales to UPS. If UPS reduces the level of its historical purchase orders, this reduction would have a material adverse affect on the Company's financial position, results of operations and cash flows and adversely affect the market price of the Company's Common Stock.

POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE

    The Company's quarterly operating results can fluctuate significantly depending upon a variety of factors, including the mix of products shipped, the changes in product prices by the Company and its competitors, the seasonality of certain segments of the Company's markets, the lack of a meaningful backlog of orders, the availability and costs of components, the historical disproportionate level of orders received and sales made by the Company during the last few weeks of each fiscal quarter, the market acceptance of new products, and changes in general economic conditions. Because of these and other factors, any inaccuracies in forecasting could adversely affect the Company's financial position, results of operations and cash flows. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past three years on a quarterly or annual basis.

ABILITY TO SUSTAIN GROWTH RATE

    In 1995, 1996 and 1997, the Company achieved annual sales growth of 88%, 61% and 19% respectively. In the opinion of management, these growth percentages can primarily be attributed to initial market penetration by the Company and the acquisitions of Donner and Privilege during 1995 and 1996 respectively. Management believes that as the Company's markets mature that, in the absence of future acquisitions, the Company will not be able to sustain its historic high growth rate. Shareholders and investors should not rely on the continuation of the Company's historic high growth rate in making their investment decisions.

MANAGEMENT OF RAPIDLY CHANGING BUSINESS, ACQUISITIONS

    The Company experienced rapid growth during 1995 and 1996, partly as a result of various acquisitions. Future acquisitions, if any, may strain the operational, administrative and financial resources of the Company. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if Eltron continues to grow at an accelerated rate.

MANAGEMENT OF INVENTORY

    The Company's market requires that its products be shipped very quickly after an order is received. Since purchased component and manufacturing lead times are typically much longer than the shorter time demanded for completing orders placed for the Company's products, the Company is required to stock adequate inventories of both components and finished goods, and must accurately forecast demand for its many products. Inaccurate forecasts of customer demand, restricted availability of purchased components, supplier quality control problems, production equipment problems, cargo-carrier strikes or damage to products during manufacture could result in a buildup of excess components or finished goods and an inability to deliver product on a timely basis, either of which could have a material adverse affect on the Company's financial position, results of operations and cash flows.

HIGHLY COMPETITIVE INDUSTRY

     The Company's markets are highly competitive and the Company expects that competition will continue to increase as additional foreign and domestic companies expand into the Company's markets. The Company competes with a number of companies, many of which have greater financial, technical and marketing resources than the Company.

     The Company believes its ability to successfully compete depends on a number of factors, both within and outside its control, including product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with suppliers; timing of new product introductions by the Company and its competitors; general market and economic conditions; and government actions worldwide.

     An important part of the Company's marketing strategy is to provide competitively priced, quality products. This strategy is dependent, in part, upon the Company's ability to engineer and design into its products high quality, low cost components. While the Company has reduced prices on certain of its products in the past and will likely continue to do so in the future, such price reductions are highly dependent upon such future engineering designs being timely completed and the pricing of components by its vendors. Price reductions, if not offset by similar reductions in the cost of goods sold, will negatively affect gross margin and may adversely affect the Company's financial position, results of operation and cash flows.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company's sales outside of the United States totaled approximately $12 million, $30 million and $37 million in 1995, 1996 and 1997, respectively. The Company expects that international sales will continue to represent a significant portion of its revenues. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, fluctuating exchange rates, difficulty of inventory management, difficulty in accounts receivable collection, costs and risks associated with localizing products for foreign markets, unexpected changes in regulatory requirements, tariffs and other trade barriers, and burdens of complying with a variety of foreign laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales, or on its financial position, results of operations, and cash flows.

    A substantial portion of the components used in the manufacture of the Company's products are purchased from entities based in Japan. Fluctuations in the exchange rate between the U.S. dollar and Japanese yen could result in an increase in the cost of these components. During 1997 this exchange rate was generally favorable to the Company. However, if this favorable exchange rate turns adversely the Company must achieve other cost savings to avoid product price increases. The Company has not entered into any currency hedging transactions to date, however, in the future, the Company may seek to hedge certain transactions.

    On January 1, 1999, the member countries of the European Economic Community will adopt the use of the EURO currency as well as their own currency for trading purposes. It is uncertain what impact these changes may have on the Company and its financial position, results of operations and cash flows.

DEVELOPMENT OF MARKETS AND ACCEPTANCE OF PRODUCTS

     The Company's continued growth will depend on the Company's ability to market its existing products and to develop and successfully market new products. However, the Company's near-term financial results will depend in part upon increasing market acceptance of, and the Company's ability to expand the market share for, its current products. There can be no assurance that any new products the Company may introduce will gain market acceptance.

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

    The Company's current products are primarily used in the bar code market, which began in the 1960s and has since experienced substantial growth, particularly since 1989. To the extent the bar code market does not continue to grow or experiences a significant economic downturn, the Company's ability to generate revenues could be materially adversely affected. Moreover, even if the size of the bar code market does increase, there can be no assurance that the demand for the Company's products will also increase.

RELIANCE ON CERTAIN SUPPLIERS

     The Company purchases numerous parts, supplies and other components from various suppliers, which the Company assembles into its products. Although there are at least two sources for many of such parts, supplies and components, the Company currently relies on a single source of supply, Mitsubishi Electronics, for the main microprocessor used to control its printers. Additionally, the Company is heavily dependent on Rohm Co., Ltd. and Kyocera Industrial Ceramics CP, its primary supply sources for print heads, and NMB Technologies, Inc., its primary supply source for motors. As such, the Company is vulnerable to limits in supply and pricing and product changes by these suppliers. Although management believes that such changes could be accommodated by the Company, they may necessitate changes in the Company's product design or manufacturing methods, and the Company could experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for microprocessors, print heads and motors averages four months, the Company could also experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any future disruptions in supply of suitable parts and components from the Company's principal suppliers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

    The Company does not maintain back-up tooling for many of the Company's molded plastic components. Should a mold break or become unusable, repair or replacement could take several months. The Company does not always maintain sufficient inventory to allow it to fill customer orders without interruption during the time that would be required to obtain an adequate supply of molded plastic products. Accordingly, an extended interruption in the supply of any such components could adversely affect the Company's financial position, results of operations and cash flows.

SHAREHOLDER RIGHTS PLAN

    In March 1998, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan pursuant to which the Company will declare a distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of Common Stock as of April 3, 1998. The Rights will be attached to the Company's Common Stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 15% or more of the Company's Common Stock. Each Right will entitle the shareholder to buy one one-hundredth of a share of new series of junior participating preferred stock at an exercise price of $120 per Right. The Rights expire on April 3, 2008.

    The Shareholder Rights Plan is intended to protect the Company's shareholders against abusive takeover tactics and to ensure that each shareholder is treated fairly in any transaction involving an acquisition of control of the Company, such as partial two-tiered tender offers that do not treat all shareholders fairly and equally. The Rights do not affect any takeover proposal which the Board believes is in the best interests of the Company's shareholders.

    Pursuant to the Rights Plan, if the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

    Following an acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock and before an acquisition of 50% or more of the Common Stock, the Company's Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Common Stock (or one one-hundredth of a share of the new series of junior participating preferred stock) per Right. Before a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

    While the Company is not aware of any current intent to acquire a sufficient number of shares of the Company's Common Stock to trigger exercisability of the Rights, existence of the Rights could discourage offers for the Company's Common Stock that exceed the current market price of the Common Stock , but that the Board of Director deems inadequate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The financial statements and financial statement schedule of the Company are annexed to this Report as pages 26 through 43. An index to such material appears on page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the directors and executive officers of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or about April 10, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item with respect to executive compensation is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or about April 10, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item with respect to security ownership is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or about April 10, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item with respect to certain relationships and transactions is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or about April 10, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this Report:
          1. Financial Statements and Financial Statements Schedules.
             See Index to Consolidated Financial Statements at Page 23 of this Report.
    (b)   Financial Statement Schedules
          1. Schedule II - Valuation and Qualifying Accounts.
    (c)   Exhibits are annexed to this Report - see "Index to Exhibits".

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELTRON INTERNATIONAL, INC.



                                     By: /s/ Donald K. Skinner
                                        --------------------------------
                                         Donald K. Skinner
                                         Chairman of the Board
                                         Chief Executive Officer


       In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates stated.


             Signature                                         Title                         Date
             ---------                                         -----                         ----
      /s/ Donald K. Skinner                    Chairman of the Board and Chief Executive  March 31, 1998
--------------------------------               Officer (Principal Executive Officer)
           Donald K. Skinner

      /s/  Hugh K. Gagnier                     President, Chief Operating Officer and     March 31, 1998
--------------------------------               Director
           Hugh K. Gagnier

      /s/   Roger Hay                          Vice President Finance and Chief           March 31, 1998
---------------------------------              Financial Officer (Principal Financial
            Roger Hay                          and Accounting Officer)

      /s/ Robert G. Bartizal                   Director                                   March 31, 1998
---------------------------------
          Robert G. Bartizal

      /s/  George L. Bragg                     Director                                   March 31, 1998
----------------------------------
           George L. Bragg

      /s/   William R. Hoover                  Director                                   March 31, 1998
-----------------------------------
            William R. Hoover

                           ELTRON INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

Reports of Independent Public Accountants ............................................ 24
Consolidated Balance Sheets as of December 31, 1996 and 1997 ......................... 26
Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997 27
Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
    1995, 1996 and 1997 .............................................................. 28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
    1996 and 1997 .................................................................... 29
Notes to Consolidated Financial Statements ........................................... 30


                                  FINANCIAL STATEMENT SCHEDULE

Schedule II Valuation and Qualifying Accounts ........................................ 43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Eltron International, Inc.:

        We have audited the consolidated balance sheets of Eltron International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997, and the related financial statement schedule as listed in the index on page 23 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We previously audited and reported on the consolidated statements of income, shareholders' equity and cash flows of Eltron International, Inc. for the year ended December 31, 1995 prior to their restatement for the 1996 pooling of interests with RJS, Inc. and subsidiary ("RJS"). The contribution of RJS to the combined revenues and net income represented approximately 23% and 11% of the respective restated totals for the year ended December 31, 1995. Separate financial statements of RJS included in the related restated consolidated statements of income, shareholders' equity and cash flows were audited and reported on separately by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for RJS, is based solely on the report of the other auditors. We also audited the combination of the accompanying consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1995 after restatement for the pooling of interests in 1996; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to consolidated financial statements.

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

        In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eltron International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                    COOPERS & LYBRAND L.L.P.



Woodland Hills, California
February 24, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of RJS, Incorporated:

        We have audited the consolidated statements of income and retained earnings, and cash flows of RJS, Incorporated and subsidiary (the "Company") for the year ended September 30, 1995 (not presented separately herein).
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations of the Company and its subsidiary and their cash flows for the year ended September 30, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE L.L.P.
Los Angeles, California
November 22, 1995

                           ELTRON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                December 31,
                                                                        ---------------------------
                                                                            1996           1997
                                                                        ----------       ----------
CURRENT ASSETS:
    Cash .........................................................     $ 1,291,396     $  3,770,139
    Short term investments .......................................       7,945,254        6,696,105
    Accounts receivable, net of allowance for doubtful accounts of
      $452,234 and $341,343, respectively ........................      16,331,124       20,575,443
    Inventories ..................................................      16,947,780       21,417,152
    Prepaid expenses and other current assets ....................         700,145          835,410
    Deferred tax asset ...........................................       1,291,468        1,803,553
                                                                       -----------     ------------
        Total current assets .....................................      44,507,167       55,097,802

PROPERTY AND EQUIPMENT, net ......................................       7,724,700       10,384,651
DIFFERENCE BETWEEN COST AND FAIR VALUE OF NET ASSETS ACQUIRED ....       1,125,164          735,482
OTHER ASSETS .....................................................         888,028          643,813
                                                                       -----------     ------------
                                                                       $54,245,059     $ 66,861,748
                                                                       ===========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .............................................       6,881,637        5,928,560
    Accounts payable to shareholder ..............................         160,082               --
    Accrued liabilities ..........................................       1,179,415        1,594,072
    Income tax payable ...........................................              --          361,659
    Accrued compensation .........................................       1,311,862          959,120
    Earn-out obligation ..........................................              --          954,313
    Deferred service contract revenue ............................         349,516          344,569
        Total current liabilities ................................       9,882,512       10,142,293

LONG TERM OBLIGATIONS.............................................         811,313           50,083
COMMITMENTS

SHAREHOLDERS' EQUITY:
    Preferred stock, 10,000,000 shares authorized of
      which none are outstanding
    Common stock, no par value:
      Authorized -- 30,000,000 shares
      Issued and outstanding - 7,302,294 and 7,455,920 shares,
        respectively .............................................      24,238,345       26,000,480
    Cumulative translation adjustment ............................          25,400         (255,758)
    Retained earnings ............................................      19,287,489       30,924,650
                                                                       -----------     ------------
        Total shareholders' equity ...............................      43,551,234       56,669,372
                                                                       -----------     ------------
                                                                       $54,245,059     $ 66,861,748
                                                                       ===========     ============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Year Ended December 31,
                                                     -------------------------------------------------
                                                        1995               1996              1997
                                                     ------------      ------------      -------------
SALES ..........................................     $ 54,971,064      $ 88,509,582      $ 105,028,976
COST OF SALES ..................................       30,123,477        50,171,082         59,521,222
                                                     ------------      ------------      -------------
 Gross profit ..................................       24,847,587        38,338,500         45,507,754
OPERATING EXPENSES:
 Selling, general and administrative ...........       11,270,292        16,398,967         19,893,724
 Research and product development ..............        2,932,003         5,308,736          7,126,739
 Write-off of acquired in-process technology and
   other costs associated with acquisitions.....               --         3,528,555                 --
                                                     ------------      ------------      -------------
INCOME FROM OPERATIONS .........................       10,645,292        13,102,242         18,487,291
OTHER (INCOME) EXPENSE:
 Interest, net .................................         (378,458)         (199,505)          (232,753)
 Other, net ....................................          263,287           (11,982)           100,589
                                                     ------------      ------------      -------------
INCOME BEFORE PROVISION FOR INCOME TAXES .......       10,760,463        13,313,729         18,619,456
PROVISION FOR INCOME TAXES .....................        3,640,762         6,215,173          6,982,295
                                                     ------------      ------------      -------------
NET INCOME .....................................     $  7,119,701      $  7,098,556      $  11,637,161
                                                     ============      ============      =============
NET INCOME PER COMMON SHARE
   Basic .......................................     $       1.07      $       0.98      $        1.57
                                                     ============      ============      =============
   Diluted .....................................     $       0.97      $       0.91      $        1.49
                                                     ============      ============      =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic .......................................        6,682,779         7,226,352          7,394,641
                                                     ============      ============      =============
   Diluted .....................................        7,348,966         7,821,379          7,801,982
                                                     ============      ============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock                Cumulative
                                 ----------------------------      Translation         Retained
                                    Shares          Amount          Adjustment         Earnings           Total
                                 ------------    ------------      ------------      ------------      ------------
BALANCE, December 31, 1994        6,061,324      $  6,702,308      $    (11,050)     $  5,088,577      $ 11,779,835
  Issuance of common
    stock, net of
    offering costs of
    $1,198,575 ...........          850,000        16,651,425                --                --        16,651,425
  Retirement of warrants                 --          (274,527)               --                --          (274,527)
  Exercise of stock
    options ..............          244,494           266,428                --                --           266,428
  Tax benefit resulting
    from exercise
     of options ..........               --           645,000                --                --           645,000
  Translation adjustment .               --                --            (2,683)               --            (2,683)
  Net income .............               --                --                --         7,119,701         7,119,701
                                  ---------      ------------      ------------      ------------      ------------
BALANCE, December 31, 1995        7,155,818        23,990,634           (13,733)       12,208,278        36,185,179
  Adjustment to retained
    earnings as a result
    of business
    combination ..........               --                --                --           (19,345)          (19,345)
  Exercise of stock
    options ..............          169,337           447,215                --                --           447,215
  Cancellation of shares
    in connection
    with RJS merger.......          (22,861)         (775,581)               --                --          (775,581)
  Tax benefit resulting
    from exercise of
    options ..............               --           576,077                --                --           576,077
  Translation adjustment..               --                --            39,133                --            39,133
  Net income .............               --                --                --         7,098,556         7,098,556
                                  ---------      ------------      ------------      ------------      ------------
BALANCE, December 31, 1996        7,302,294        24,238,345            25,400        19,287,489        43,551,234
  Exercise of stock
    options ..............          161,087         1,012,309                --                --         1,012,309
  Cancellation of shares
    issued in connection
    with RJS merger ......           (7,461)         (253,016)               --                --          (253,016)
  Tax benefit resulting
    from exercise of
    options...............               --         1,002,842                --                --         1,002,842
  Translation adjustment..               --                --          (281,158)               --          (281,158)
  Net income .............               --                --                --        11,637,161        11,637,161
                                  ---------      ------------      ------------      ------------      ------------
BALANCE, December 31, 1997        7,455,920      $ 26,000,480      $   (255,758)     $ 30,924,650      $ 56,669,372
                                  =========      ============      ============      ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                           ------------------------------------------------
                                                                1995              1996              1997
                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................     $  7,119,701      $  7,098,556      $ 11,637,161
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Write off of purchased in process technology .....               --         2,500,000                --
    Depreciation and amortization ....................          580,306         1,441,350         2,336,840
    Provision for losses on inventory ................          113,228           343,885           543,975
    Amortization of the difference between cost and
      fair value of net assets acquired ..............           56,000           235,041           389,682
    Provision for doubtful accounts ..................           31,163           124,775            86,100
    Deferred income taxes ............................         (517,398)          586,852          (512,085)
    Changes in assets and liabilities, net of
     businesses acquired:
      Accounts receivable ............................       (3,150,979)       (6,094,240)       (4,330,419)
      Inventories ....................................       (6,517,763)       (5,413,779)       (5,013,347)
      Prepaid expenses and other assets ..............         (797,490)          922,117          (144,066)
      Accounts payable ...............................          958,786         1,735,829          (953,077)
      Accounts payable to shareholder ................          898,562        (1,656,827)         (160,082)
      Accrued liabilities and compensation ...........          618,966           551,296           254,998
      Accrued taxes payable ..........................       (1,775,239)               --         1,364,501
      Deferred service contract revenue ..............           16,000           134,516            (4,947)
                                                           ------------      ------------      ------------
   Net cash provided by (used in) operating activities       (2,366,157)        2,509,371         5,495,234

CASH FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................       (2,955,760)       (5,280,209)       (4,996,791)
  Cash paid in connection with acquisition of
    Privilege, SA ....................................               --        (3,196,373)               --
  Purchase of short term investments .................      (20,852,247)      (14,930,428)      (14,548,701)
  Sale of short term investments .....................        9,409,582        22,537,250        15,797,850
                                                           ------------      ------------      ------------
  Net cash used in investing activities ..............      (14,398,425)         (869,760)       (3,747,642)

CASH FROM FINANCING ACTIVITIES:
  Net repayments under line of credit ................         (887,911)         (768,000)               --
  Cash proceeds from stock sales, net ................       16,651,425                --                --
  Common stock purchased in connection with RJS merger               --          (775,581)               --
  Payments to retire warrants ........................         (274,527)               --                --
  Proceeds from exercise of stock options ............          266,428           447,215         1,012,309
  Repayments of long term debt .......................               --           (20,037)               --
                                                           ------------      ------------      ------------
  Net cash provided by (used in) financing activities.       15,755,415        (1,116,403)        1,012,309
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............           (2,683)           39,133          (281,158)
                                                           ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH ......................       (1,011,850)          562,341         2,478,743
CASH BALANCE, beginning of year ......................        1,740,905           729,055         1,291,396
                                                           ------------      ------------      ------------
CASH BALANCE, end of year ............................     $    729,055      $  1,291,396      $  3,770,139
                                                           ============      ============      ============
SUPPLEMENTAL DISCLOSURES:
 Interest and taxes paid:
   Interest paid .....................................     $    119,767      $     29,311      $     50,226
   Taxes paid ........................................        6,374,000         5,089,531         6,201,884
 Non-cash transactions:
   Tax benefit resulting from exercise of options ....          645,000           576,077         1,002,842
   Assumption of liabilities and obligations in
      connection with acquisition of Donner Media, Inc.       1,009,606                --                --
   Assumption of liabilities and obligations in
      connection with acquisition of Privilege, SA ...               --         1,323,000                --
   Cancellation of shares issued in connection with
      RJS merger .....................................               --                --          (253,016)




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

    Eltron International, Inc. and subsidiaries (the "Company" or "Eltron") design, manufacture and market a full range of direct thermal and thermal transfer bar code printers, plastic card printers, related accessories and support software. Eltron also manufactures and distributes a full range of supplies designed for use with its printers. These products are sold by the Company through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers and independent distributors located throughout the world. Industries for which the Company believes its printers are particularly well-suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services and local, state and Federal identification cards including driver's licenses. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets.

    Effective March 1, 1996, the Company acquired RJS, Incorporated ("RJS") in a business combination accounted for as a pooling of interests. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. The consolidated financial statements for all years prior to 1996 have not been restated to reflect RJS' change in fiscal year. The 1995 financial statements include RJS' results of operations on a September 30 fiscal year end basis and Eltron's results of operations on a December 31 calendar year basis. Earnings per share data reflect the shares issued in the merger for all periods presented. Prior to February 1996, Eltron and RJS in the normal course of business entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying financial statements.

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

    c.  Short Term Investments

    The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

    The Company has classified its short term investments, including those with an original maturity of 90 days or less, as "available for sale" and accordingly, carries such securities at aggregate fair value. At December 31, 1997, the Company's short term investments consisted primarily of municipal bonds and selected bond funds. The aggregate fair value of the Company's short term investments approximated their amortized cost basis. At December 31, 1997, all of the Company's short term investments had maturities of less than one year.

    d.  Revenue Recognition

    Revenue is recognized upon shipment. Currently, the Company generally does not provide its customers with the right of return. The Company sells extended service contracts for its products. Revenue for such contracts is recognized on a straight line basis over the life of the contract.

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


                                                                     DECEMBER 31,
                                                            ----------------------------
                                                                1996            1997
                                                            -----------      -----------
Excess cost over fair value of net assets acquired          $ 1,823,989      $ 1,771,450
Accumulated amortization of excess cost over fair value
  of net assets acquired                                       (698,825)      (1,035,968)
                                                            -----------      -----------
                                                            $ 1,125,164      $   735,482
                                                            ===========      ===========

    h.  Translation of Foreign Currencies

    The functional currency of each of the Company's foreign subsidiaries is its local currency. All assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period; the resulting gains and losses are included in a separate component of shareholders' equity. Transaction gains (losses) are included in the accompanying income statements and were not significant in 1995, 1996 and 1997. Until the acquisitions of Russet, Ltd. and Privilege, S.A. in November of 1994 and January of 1996, respectively, the Company conducted its international business transactions exclusively in U.S. dollars. The Company has not entered into any currency hedging transactions to date, however, in the future, the Company may seek to hedge certain transactions.

    i.  Sales and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short term investments and trade accounts receivable. The Company places its cash and short term investments in a variety of financial instruments such as market rate accounts, municipal bonds, selected bond funds and U.S Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

    The Company's largest customer, United Parcel Service, either directly or through certain of its marketing partners ("UPS") accounted for approximately $20.8 million, $27.3 million and $25.7 million of the Company's sales for the years ended December 31, 1995, 1996 and 1997, respectively. At December 31, 1996 and 1997, accounts receivable from United Parcel Service totaled approximately $2.4 million and $4.4 million, respectively.

    The Company extends credit based on an ongoing evaluation of each customer's financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses which to date have been within management's expectations.

    j.  Advertising

    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1995, 1996 and

1997 totaled $797,000, $1,624,000 and $1,955,000, respectively.

    k. Income Taxes

    The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    l.   Net Income Per Common Share

    During the year end December 31, 1997, the company adopted SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic net income per common share is computed using the weighted average number of shares of common stock and diluted net income per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive.

    m.  Accounting for Stock Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

    n.  Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

    o.  Long Term Assets

    The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value.

    p.  Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Management does not believe the adoption of SFAS No. 130 will have a material effect on its consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

3.   INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                            December 31,
                                    ---------------------------
                                        1996           1997
                                    -----------     -----------
Subassemblies and raw materials     $10,958,660     $13,698,636
Work in process ...............       1,924,981       2,411,237
Finished goods ................       4,064,139       5,307,279
                                    -----------     -----------
                                    $16,947,780     $21,417,152
                                    ===========     ===========

4.      PROPERTY AND EQUIPMENT

       Property and equipment stated at cost consists of the following:

                                                             December 31,
                                                    ------------------------------
                                                         1996             1997
                                                    ------------      ------------
Tooling and machinery .........................     $  6,386,954      $  8,566,595
Office equipment ..............................        3,720,350         5,988,410
Leasehold improvements ........................           80,261           598,876
                                                    ------------      ------------
                                                      10,187,565        15,153,881
Less, accumulated depreciation and amortization       (2,462,865)       (4,769,230)
                                                    ------------      ------------
Net property and equipment ....................     $  7,724,700      $ 10,384,651
                                                    ============      ============


    Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Machinery and manufacturing equipment............................ 3 to 10 years
Furniture and office equipment................................... 3 to 7 years


    The Company capitalizes tooling costs once a product design has been finalized. Tooling costs are amortized to cost of sales on a straight-line basis over the greater of estimated product life, generally three years, or the ratio of current revenues to the total of current and anticipated future revenues. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or lease term. Major replacements or betterments of property and equipment are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred.

5.   PUBLIC OFFERINGS, CHANGES IN CAPITALIZATION AND WARRANTS

    In connection with the Company's February 1994 initial public offering, the Company sold, for $110, to Cruttenden Roth Incorporated ("Cruttenden") , the underwriter, warrants to purchase up to 220,000 shares of the Company's Common Stock, at an exercise price of $3.60 per share. The Cruttenden warrants are exercisable for a period of up to four years beginning February 9, 1995 and are not transferable, except to officers of Cruttenden. In addition, the Company has granted certain rights to the holders of the Cruttenden warrants to register the Common Stock underlying Cruttenden warrants under the Securities Act of 1933, as amended. None of the Cruttenden warrant had been exercised as of December 31, 1997. On February 26, 1998, the Cruttenden warrants were exercised.

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

    On April 18, 1995, the Company's Board of Directors declared a 2-for-1 forward stock split of the Company's Common Stock, which was effective on May 1, 1995. All common share data and per share data included in the accompanying financial statements and notes thereto have been adjusted to reflect this stock split.

6.   BUSINESS COMBINATIONS

    Donner Media, Inc.

    Effective September 1, 1995, the Company purchased 80% of the outstanding capital stock of Donner Media, Inc. ("Donner"), a manufacturer of pressure sensitive labels located in Appleton, Wisconsin for $250,000 in cash. The Company also entered into an agreement (the "Agreement") to acquire the remaining 20% of Donner's outstanding capital stock. Under the terms of the Agreement the Company has committed to purchase Donner's remaining capital stock on September 1, 1998 for the greater of (i) the incremental value of such shares as determined in accordance with the valuation methodology set forth in the Agreement or (ii) $1 million in cash. The amount recorded in the accompanying financial statements related to this payment is based upon management's judgments regarding such factors as future competitive conditions and product costs, which can be difficult to predict. Actual results could differ from those estimates. The net present value of this estimated payment, calculated at an effective interest rate of 9% per annum, has been included in "Long Term Obligation" and "Earn-out Obligation" on the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1997, respectively.

    The acquisition has been accounted for as a purchase for financial reporting purposes and, accordingly, the results of operations for Donner are included with those of the Company from September 1, 1995. Revenues for the period from September 1, 1995 to December 31, 1995, totaled $1.1 million. A portion of the purchase price has been allocated to the assets and liabilities of Donner based on their estimated respective fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of Donner's net assets by approximately $1 million which has been included in "Difference Between Cost and Fair Value of Net Assets" on the accompanying Consolidated Balance Sheets.

    Acquisition of Privilege, S.A.

    At January 1, 1996, the Company purchased all of the outstanding capital stock of Privilege, S.A. ("Privilege"), a French company primarily engaged in the design, manufacture and distribution of custom plastic card printers. This transaction has been accounted for as a purchase for financial reporting purposes. Acquired in-process technology valued at $2.5 million was expensed immediately. The purchase price paid by Eltron was approximately $3.2 million in cash and the assumption of approximately $1.3 million in trade liabilities and debt. The assets acquired by Eltron consisted of trade receivables, inventories, equipment and technology.

    The estimated fair values of the assets of Privilege acquired are summarized as follows:

Trade receivables....................................................   $  964,000
Inventories..........................................................      370,000
Equipment and other tangible assets..................................      328,000
In process research and development projects.........................    2,500,000
Cost in excess of net assets acquired................................      397,000
                                                                        ----------
               Total.................................................   $4,559,000
                                                                        ==========

    The results of operations relating to Privilege are included with those of the Company from January 1, 1996. Net revenues generated from Privilege operations totaled approximately $7.8 million for the period from January 1 to December 31, 1996.

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

    Prior to the merger, RJS had a $2,000,000 line-of-credit facility with a bank. The credit facility was collateralized by accounts receivable, inventories and property and equipment. Immediately upon the merger of Eltron and RJS, the RJS line of credit was paid in full, and the line terminated. The weighted average borrowing rate for 1995 and 1996, on the above credit facility, was 9.3%.

    A reconciliation of net sales and net income previously reported to net sales and net income as adjusted to reflect the merger is as follows:

                                     Year Ended December 31,
                                     -----------------------
                                             1995
                                     -----------------------
        Sales:
          As previously reported:
          By Eltron                      $42,361,064
          By RJS                          12,610,000
                                         -----------
          As restated                    $54,971,064

        Net Income:
          As previously reported:
          By Eltron                      $ 6,369,701
          By RJS                             750,000
                                         -----------
          As restated                    $ 7,119,701


    Joint Venture with Chinetek

     In June 1997, Eltron entered into an agreement with Beijing based Chinetek Group to form a joint venture, Eltron-Chinetek, Co. Ltd., to expand Eltron's market in China. The joint venture will initally establish five offices located in the major Chinese industrial centers of Beijing, Shenyang, Shenzhen, Shanghai and Hong Kong. Headquarters are in Hong Kong. Each company owns a 50% share in the joint venture. Revenues are recognized by the Company as products are shipped from the joint venture and collectability is deemed probable; revenues were not significant in 1997. Profit is eliminated on Eltron shipments to the joint venture. Eltron's investment was initially $100,000, with an additional $150,000 of capital to be invested during 1998. The investment in Eltron-Chinetek Co. Ltd. is being treated as a marketing expense to be written off over a 2 year period.

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

    For the years ended December 31, 1995 and 1996, the Company purchased subassemblies and components totaling $7,899,775 and $3,717,825, respectively from TSC (of which $5,153,426 and $2,899,148 are recorded in cost of goods sold) and received royalties of $4,624 and $0 respectively.

8.  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) savings and profit sharing plan that is available to substantially all of its employees. Under the plan, employees can make voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employees' annual contributions, which vests over time. Contributions made by employees are vested immediately. Company contributions during each of 1995, 1996 and 1997 were $18,000, $0 and $26,000, respectively.

9.  INCOME TAXES

    The sources of income before provision for income taxes were as follows:

                                                                December 31,
                                                 -------------------------------------------
                                                     1995            1996           1997
                                                 -----------     -----------     -----------
Domestic ...................................     $10,682,567     $12,437,699     $16,306,913
Foreign ....................................          77,896         876,030       2,312,543
                                                 -----------     -----------     -----------
  Income before provision for income taxes..     $10,760,463     $13,313,729     $18,619,456
                                                 ===========     ===========     ===========


    The provision (benefit) for income taxes is comprised of the following:

                                                December 31,
                               -------------------------------------------
                                   1995            1996            1997
                               -----------      ----------     -----------
Current:
     Federal .............     $ 3,151,148      $4,442,295     $ 5,336,718
     State ...............         884,204         817,077       1,152,698
     Foreign .............          72,808         355,871       1,004,964
Deferred:
     Federal .............        (395,000)        428,430        (276,309)
     State ...............         (72,398)        171,500        (235,776)
                               -----------      ----------     -----------
Provision for income taxes     $ 3,640,762      $6,215,173     $ 6,982,295
                               ===========      ==========     ===========

    A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                                                     December 31,
                                                    -----------------------------------------------
                                                       1995               1996              1997
                                                    -----------       -----------       -----------
Federal income tax provision at statutory rate
   of  34% ....................................     $ 3,658,557       $ 4,526,667       $ 6,330,615
Effect of graduated tax rates .................              --           133,138           186,195
Foreign tax rate differential .................              --                --           212,686
Effect of tax rate difference for Foreign Sales
  Corporation .................................         (69,372)          (49,372)               --
State taxes, net of Federal benefit ...........         535,876           798,000           947,567
Write off of acquired in process technology and
   other non-deductible expenses resulting from
   acquisitions ...............................              --         1,088,000                --
Utilization of net operating loss carryforwards        (130,701)               --                --
Tax credits ...................................        (287,413)         (345,060)         (429,206)
Interest income exempt from Federal tax .......        (161,131)          (71,000)         (142,421)
Change in valuation allowance for deferred tax
  assets ......................................         (78,820)               --          (424,452)
Other, net ....................................         173,766           134,800           301,311
                                                    -----------       -----------       -----------
        Provision for income taxes ............     $ 3,640,762       $ 6,215,173       $ 6,982,295
                                                    ===========       ===========       ===========
Effective tax rate ............................            33.8%             46.7%             37.5%
                                                    ===========       ===========       ===========


    The components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                              ---------------------------
                                                   1996           1997
                                              ------------   ------------
Deferred tax assets:
  Expenses deductible in future years ...     $   694,423      $   994,799
  Federal benefit of state tax liability          318,900          370,450
  Net operating loss carryforwards ......       1,325,000        1,221,524
                                              -----------      -----------
    Gross deferred tax asset ............       2,338,323        2,586,773
  Valuation allowance for deferred assets        (851,000)        (426,548)
                                              -----------      -----------
    Net deferred tax asset ..............       1,487,323        2,160,225
                                              -----------      -----------
Deferred tax liabilities:
  Depreciation and amortization .........        (195,855)        (356,672)
                                              -----------      -----------
    Net deferred tax liability ..........        (195,855)        (356,672)
                                              -----------      -----------
Net deferred tax ........................     $ 1,291,468      $ 1,803,553
                                              ===========      ===========


    As of December 31, 1997 the Company had net operating loss carryforwards available to offset future Federal taxable income which totaled approximately $1,385,000. These loss carryforwards expire through 2002. At December 31, 1997, the Company also had tax loss carryforwards totaling approximately $820,000 available to offset future taxable income in Germany. A valuation allowance has been recorded against the German tax loss carryforwards as a result of uncertainties related to their future realization. The valuation allowance for deferred taxes decreased approximately $424,000 during the year ended December 31, 1997, primarily as a result of the recognition of a deferred tax asset related to the write-off of trade receivables from one of the Company's former subsidiaries.

    A valuation allowance for deferred tax assets, other than from German tax loss carryforwards, has not been recorded as a result of the Company's increased earnings capacity which, in the opinion of management, is sufficient to ensure utilization of recorded deferred tax assets in future periods.

10. NET INCOME PER COMMON SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The following table provides a reconciliation of the numerator and denominators of the basic and diluted per-share computations for the years ended December 31, 1995, 1996 and 1997:


                                                       Income              Shares      Per Share
                                                     (Numerator)       (Denominator)    Amount
----------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:
   Basic EPS......................................     $7,119,701         6,682,779      $ 1.07
   Effect of dilutive securities - stock options
     and warrants................................              --           666,187
                                                      -----------         ---------
   Diluted EPS....................................     $7,119,701         7,348,966      $ 0.97

Year Ended December 31, 1996:
   Basic EPS......................................     $7,098,556         7,224,686      $ 0.98
   Effect of dilutive securities - stock options
     and warrants.................................             --           596,693
                                                      -----------         ---------
   Diluted EPS....................................     $7,098,556         7,821,379      $ 0.91

Year Ended December 31, 1997:
   Basic EPS......................................    $11,637,161         7,394,641      $ 1.57
   Effect of dilutive securities - stock options
     and warrants.................................             --           407,381
                                                      -----------         ---------
   Diluted EPS....................................    $11,637,161         7,801,982      $ 1.49


The computation for diluted number of shares excludes unexercised stock options and warrants which are antidilutive. The number of such shares was 12,000, 10,000 and 129,950 for the years ended December 31, 1995, 1996 and 1997, respectively.

11.  LINE OF CREDIT

    In 1997, Eltron entered into an agreement for a revolving line of credit with a bank. The revolving credit facility allows Eltron to borrow up to $8 million on an unsecured basis. Borrowings under the revolving credit facility bear interest at the Bank's prime rate. Under the terms of the revolving credit facility, Eltron is not able to enter into certain transactions or declare dividends without receiving prior written consent from the Bank and is required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratio and minimum net worth requirements. The revolving credit agreement expires in May 1998 and the Company believes that it will be successful in entering into a new credit agreement with a bank, with terms similar to those in the current agreement. There was no utilization of the credit line during 1997.

12.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into non-cancelable operating leases for its warehouse and office space as well as certain equipment. Lease terms generally range from three to ten years; certain building leases contain options for renewal and are subject to escalation clauses tied to the Consumer Price Index. During 1997, the Company entered into new lease agreements for facilities in France, Wisconsin and England. Rental expense under the Company's operating lease agreements was $580,311, $645,347 and $939,253 respectively for the years ended December 31, 1995, 1996 and 1997. The Company's leases for its main warehouse and office facilities in Simi Valley, California expire in January of 1999. In February 1998, the Company completed the purchase of a building in Camarillo, California. The Company plans to move to the new building in late 1998. The Company's future minimum non-cancelable rental commitments on these leases at December 31, 1997 are as follows:

Year ending December 31,
------------------------
1998 ......................   $  946,964
1999 ......................      606,802
2000 ......................      588,130
2001 ......................      421,098
2002 ......................      375,756
Thereafter ................      590,780
                              ----------
                              $3,529,530
                              ==========

     From time to time certain legal actions may arise in the ordinary course of the Company's business. To date, such legal actions have not had a material adverse affect on the Company's financial position, results of operations and cash flows.

13.  STOCK OPTION PLANS

    The Company adopted stock option plans in 1992, 1993 and 1996 (the 1992 Stock Option Plan, 1993 Stock Option Plan and the 1996 Stock Option Plan). Incentive and nonqualified options under these plans may be granted to employees, officers and consultants of the Company. There are 1,601,000 shares of common stock reserved for issuance under these plans of which 790,390 shares have been exercised. The exercise price of the options are determined by a committee of the board administering the plans. Generally the Company issues stock options at an exercise price equal to or greater than fair market value. Outstanding options generally become exercisable over four years.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans under the provisions of SFAS No. 123. Had compensation costs for the Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income and earnings per share would approximate the proforma amounts below (in thousands except per share data):


                                             As Reported        Pro Forma
                                             -----------       -----------
Year Ended December 31, 1995:
   Net income .............................   $ 7,119,701      $ 6,849,290
   Net income per common share - basic ....          1.07             1.02
   Net income per common share - diluted...          0.97             0.93

Year Ended December 31, 1996:
   Net income .............................   $ 7,098,556      $ 6,147,644
   Net income per common share - basic.....          0.98             0.85
   Net income per common share - diluted...          0.91             0.79

Year Ended December 31, 1997:
   Net income .............................   $11,637,161      $10,266,067
   Net income per common share - basic.....          1.57             1.39
   Net income per common share - diluted...          1.49             1.32



The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

    A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and the changes during the year ended on those dates is presented below:


                                              1995                    1996                      1997
                                     ----------------------   ----------------------   -----------------------
                                                   Weighted                Weighted                  Weighted
                                      Number       Average     Number       Average     Number       Average
                                        of         Price Per    of         Price Per      of         Price Per
                                      Shares        Share      Shares        Share      Shares        Share
                                     --------      ---------  --------     ---------   --------     ----------
Balance, beginning ............       592,960       $  1.68    584,602       $  6.92    785,185       $ 15.01
Options granted ...............       245,896       $ 13.51    373,420       $ 22.21    264,900       $ 24.90
Options canceled ..............        (9,760)      $  1.09     (3,500)      $  2.78   (104,025)      $ 21.93
Options exercised .............      (244,494)      $  0.61   (169,337)      $ 23.71   (161,087)      $  6.28
                                     --------       -------   --------       -------    -------       -------
Balance, end ..................       584,602       $  6.92    785,185       $ 15.01    784,973       $ 20.58
                                     ========                 ========                 ========
Options exercisable at year end        22,063                  118,290                  204,664
                                     ========                 ========                 ========
Options available for grant........   103,012                  225,012                   25,637

Weighted average fair value of
options granted during the year....                 $  6.53                  $ 10.65                  $ 10.36
                                                    =======                  =======                  =======

    The following table summarizes information about stock options outstanding at December 31, 1997:

                             Options Outstanding             Options Exercisable
                     -----------------------------------    ---------------------
                                   Weighted
                        Number      Average     Weighted      Number     Weighted
                      of Shares    Remaining     Average     of Shares    Average
Range of Exercise    Outstanding  Contractual   Exercise    Outstanding  Exercise
Price                at 12/31/97    Life         Price      at 12/31/97    Price
                     -----------  -----------   --------    -----------  ---------
$0.61 to $0.61.....     9,038        5.2         $ 0.61        9,038      $ 0.61
$3.00 to $3.88.....    54,500        6.4         $ 3.59       15,000      $ 3.29
$4.75 to $4.75.....    13,000        6.6         $ 4.75        6,500      $ 4.75
$9.38 to $10.88....    64,660        6.6         $ 9.72       35,501      $ 9.77
$18.00 to $26.38...   513,825        8.5         $22.05      126,125      $22.46
$29.94 to $34.75...   129,950        9.8         $30.28       12,500      $33.53
                      -------        ---         ------      -------      ------
$0.61 to $34.75....   784,973        8.3         $20.58      204,664      $18.00

The fair value of options was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 55% for 1995 and 1996 and 49% for 1997
(iii) weighted average risk-free interest rates of 6.3% for 1995 and 1996 and 6.1% for 1997, (iv) weighted average expected life of 3.5 years for 1995, 1996 and 1997, and (v) assumed forfeiture rate of 6%.

14.  INTERNATIONAL SALES AND FOREIGN OPERATIONS

    The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Geographic information including sales and transfers between geographic areas is presented below:

                                                                           December 31,
                                                             --------------------------------------------
                                                                 1995             1996           1997
                                                             -----------       -----------    -----------
 Revenues from unaffiliated customers:
 ---------------------------------------------------
  United States.....................................          42,971,064       58,199,248       68,370,757
  Europe............................................          10,617,073       25,765,766       33,243,792
  Other.............................................           1,382,927        4,544,568        3,414,427
                                                             -----------      -----------     ------------
    Total...........................................         $54,971,064      $88,509,582     $105,028,976
                                                             ===========      ===========     ============
 Transfers between geographic regions:
 ---------------------------------------------------
  United States.....................................                  --        1,696,682       10,134,871
  Europe............................................           1,168,854        3,651,203        4,113,913
  Other.............................................                  --               --          643,302
                                                             -----------      -----------     ------------
    Total...........................................         $ 1,168,854      $ 5,347,885     $ 14,892,086
                                                             ===========      ===========     ============
 Total revenues:
 ---------------------------------------------------
  United States.....................................          42,971,064       59,895,930       78,505,628
  Europe............................................          11,785,927       29,416,969       37,357,705
  Other.............................................           1,382,927        4,544,568        4,057,729
  Intersegment eliminations.........................          (1,168,854)      (5,347,885)     (14,892,086)
                                                             -----------      -----------     ------------
    Total...........................................         $54,971,064      $88,509,582     $105,028,976
                                                             ===========      ===========     ============
 Net income (loss) :
 ---------------------------------------------------
  United States.....................................           7,125,534        6,157,583       10,291,412
  Europe............................................              (5,833)         940,973        1,345,749
  Other.............................................                  --               --              --
                                                             -----------      -----------     ------------
    Total...........................................         $ 7,119,701      $ 7,098,556     $ 11,637,161
                                                             ===========      ===========     ============
 Identifiable assets:
 ---------------------------------------------------
  United States.....................................          43,818,089       49,097,711       60,943,913
  Europe............................................           1,806,136        5,133,348        5,891,790
  Other.............................................                  --           14,000           26,045
                                                             -----------      -----------     ------------
    Total...........................................         $45,624,225      $54,245,059     $ 66,861,748
                                                             ===========      ===========     ============
 U.S. export sales to unaffiliated customers by
 destination of sale:
 ---------------------------------------------------
  Europe............................................           7,181,631       13,299,596       15,220,000
  Other.............................................           1,382,927        4,544,568        1,880,627
                                                             -----------      -----------     ------------
    Total...........................................         $ 8,564,558      $17,844,164     $ 17,100,627
                                                             ===========      ===========     ============

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Summarized quarterly financial information for fiscal years 1997 and 1996 are as follows:

                                                              Quarter Ended
                                       ----------------------------------------------------------------
                                         March 31          June 30        September 30      December 31
                                       ------------       -----------     ------------      -----------
Fiscal year 1996
    Net revenues                       $ 19,019,000       $22,730,000      $24,013,000      $22,748,000
    Gross profit                          8,768,000         9,940,000        9,958,000        9,672,000
    Net income (loss)                      (743,000)        2,824,000        2,676,000        2,341,000
    Net income (loss) per
     share - Basic                            (0.10)             0.39             0.37             0.32
    Net income (loss) per                     (0.10)             0.36             0.34             0.30
     share - Diluted
Fiscal year 1997
    Net revenues                       $ 23,170,000       $27,513,000      $25,609,000      $28,737,000
    Gross profit                         10,310,000        12,077,000       11,612,000       11,508,000
    Net income                            2,608,000         3,354,000        3,506,000        2,169,000
    Net income per share - Basic               0.36              0.46             0.47             0.29
    Net income per share - Diluted             0.34              0.43             0.44             0.28

    The Company's quarterly operating results can fluctuate significantly depending upon a variety of factors, including the mix of products shipped, the changes in product prices by the Company and its competitors, the seasonality of certain segments of the Company's markets, the lack of a meaningful backlog of orders, the availability and costs of components, the historical disproportionate level of orders received and sales made by the Company during the last few weeks of each fiscal quarter, the market acceptance of new products, and changes in general economic conditions. Because of these and other factors, any inaccuracies in forecastings could adversely affect the Company's financial position, results of operations and cash flows. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past three years on a quarterly or annual basis.

16.     SUBSEQUENT EVENTS (UNAUDITED)

       Sale of Verification Business to Printronix

    In January , 1998, Printronix Inc, a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from Eltron for approximately $2.8 million. Eltron retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial thermal printer lines.


       Purchase of New World Headquarters Building

       In February 1998, the Company completed the purchase of a building in Camarillo, California for approximately $7.8 million in cash. This 145,000 square foot building will serve as the Company's new world headquarters and provide expanded manufacturing capacity.

       Shareholder Rights Plan

       In March 1998, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan pursuant to which the Company will declare a distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of Common Stock as of April 3, 1998. The Rights will be attached to the Company's Common Stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 15% or more of the Company's Common Stock. Each Right will entitle the shareholder to buy one one-hundredth of a share of new series of junior participating preferred stock at an exercise price of $120 per Right. The Rights expire on April 3, 2008.

    The Shareholder Rights Plan is intended to protect the Company's shareholders against abusive takeover tactics and to ensure that each shareholder is treated fairly in any transaction involving an acquisition of control of the Company, such as partial two-tiered tender offers that do not treat all shareholders fairly and equally. The Rights do not affect any takeover proposal which the Board believes is in the best interests of the Company's shareholders.

    Pursuant to the Rights Plan, if the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

    Following an acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock and before an acquisition of 50% or more of the Common Stock, the Company's Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Common Stock (or one one-hundredth of a share of the new series of junior participating preferred stock) per Right. Before a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

    While the Company is not aware of any current intent to acquire a sufficient number of shares of the Company's Common Stock to trigger exercisability of the Rights, existence of the Rights could discourage offers for the Company's Common Stock that exceed the current market price of the Common Stock , but that the Board of Director deems inadequate.

                           ELTRON INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDING DECEMBER 31, 1995, 1996 AND 1997


                                                   BALANCE AT                                  BALANCE AT
                                                   BEGINNING     CHARGED TO    COST AND          END OF
DESCRIPTION                                        OF PERIOD       EXPENSE     DEDUCTIONS        PERIOD
-----------                                       ------------   -----------   ----------     ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS:

   Year Ended December 31, 1995                   $  237,305      $ 10,163      $ 32,000      $  215,468
   Year Ended December 31, 1996                      215,468       236,766            --         452,234
   Year Ended December 31, 1997                      452,234        86,100       196,991         341,343

ALLOWANCE FOR INVENTORY OBSOLESCENCE:

   Year Ended December 31, 1995                   $   19,622      $113,228            --      $  132,850
   Year Ended December 31, 1996                      132,850       343,885            --         476,735
   Year Ended December 31, 1997                      476,735       543,975            --       1,020,710

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

   Year Ended December 31, 1995                   $1,065,388            --      $214,388      $  851,000
   Year Ended December 31, 1996                      851,000            --            --         851,000
   Year Ended December 31, 1997                      851,000            --       424,452         426,548

                                INDEX TO EXHIBITS

        2.1     Stock Purchase Agreement Among Eltron International, Inc. and
                Donner Media, Incorporated and All of the Shareholders of Donner
                Media, Incorporated dated September 29, 1995 (without exhibits and schedules).(6)

        2.2     Contrat de Vente d'Actions Privilege S.A., registered January
                30, 1996.(8)

        2.3     Agreement of Merger and Plan of Reorganization dated February
                29, 1996 by and among Eltron International, Inc., Eltron
                Acquisition Corp., RJS Incorporated and the shareholders of RJS,
                Incorporated (without exhibits and schedules).(1)

        2.4     Amendment dated March 1, 1996 to Agreement of Merger and Plan of
                Reorganization dated February 29, 1996 by and among Eltron
                International, Inc., Eltron Acquisition Corp., RJS, Incorporated and the shareholders of RJS, Incorporated.(7)

        3.1     Amended and Restated Articles of Incorporation of the Company(2)

        3.2     Bylaws of the Company as amended to date.(2)

        3.3 Amendment to Amended and Restated Articles of Incorporation filed January 18, 1994.(4)

        3.4 Amendment to Amended and Restated Articles of Incorporation filed May 9, 1995 relating to a 2-for-1 stock split.(3)

        4.1     Form of Common Stock Certificate(5)

        10.1 Agreement and Plan of Merger dated as of April 10, 1995, among the Company, Eltron, Incorporated by Donald K. Skinner.(3)

        10.2    Employment Agreement dated as of January 1, 1997 between Donald
                K. Skinner and the Company.(8)

        10.3    Employment Agreement dated as of January 1, 1997 between Hugh K.
                Gagnier and the Company.(8)

        10.4    Employment Agreement dated as of January 1, 1997 between Patrice
                Foliard and the Company.(8)

        10.5    Standard Offer Agreement and Escrow Instructions for Purchase of
                Real Estate dated as of December 30, 1997 between Eltron
                International, Inc. and Benchmark Holding Group. (filed herewith)

        10.6 Asset Purchase and Sale Agreement, dated January 16, 1998, by and among RJS, Inc., Eltron International, Inc. and Verification
                Systems International, Inc. (concerning sale of RJS' assets)
                (without exhibits and schedules) (filed herewith).

        21.1    List of Subsidiaries. (filed herewith)

        23.1    Consent of Coopers & Lybrand L.L.P. (filed herewith)

        27.1    Financial Data Schedule. (filed herewith)

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

(6) Previously filed with the Securities and Exchange Commission on March 20, 1996 as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-3 (333-2530).

(7) Previously filed with the Securities and Exchange Commission on May 14, 1996 as exhibits to Company's Form 8-K-A.

(8) Previously filed with the Securities and Exchange Commission on March 31, 1997 as exhibits to Company's Form 10-K.