Form 10-Q
period 1998-04-04
ELTRON INTERNATIONAL INC
filed 1998-05-19
CIK 915910

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------
(MARK ONE)
      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998.

           (REFERRED TO AS MARCH 31, 1998 FOR BASIS OF PRESENTATION.)

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM ______________ TO ____________.

                               -----------------

                        COMMISSION FILE NUMBER: 0-23342

                               -----------------

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

                               ------------------

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,654,317 common shares as of May 12, 1998

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]



================================================================================

                           ELTRON INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,        MARCH 31,
                                                                    1997              1998
                                                              -----------------    -----------
                                                                  (AUDITED)        (UNAUDITED)
CURRENT ASSETS:
  Cash......................................................     $ 3,770,139       $ 1,230,523
  Short term investments....................................       6,696,105         6,767,147
  Accounts receivable, net of allowance for doubtful
     accounts of $341,343 and $454,083, respectively........      20,575,443        22,793,723
  Inventories...............................................      21,417,152        20,122,946
  Prepaid expenses and other current assets.................         835,410           890,306
  Deferred tax asset........................................       1,803,553         1,803,553
                                                                 -----------       -----------
          Total current assets..............................      55,097,802        53,608,198

PROPERTY AND EQUIPMENT, net.................................      10,384,651        19,166,339
DIFFERENCE BETWEEN COST AND FAIR VALUE OF NET ASSETS
  ACQUIRED..................................................         735,482           661,248
OTHER ASSETS................................................         643,813           630,185
                                                                 -----------       -----------
                                                                 $66,861,748       $74,065,970
                                                                 ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................       5,928,560         8,479,470
  Accrued liabilities.......................................       1,594,072         1,325,603
  Accrued compensation......................................         959,120           878,986
  Deferred service contract revenue.........................         344,569           284,572
  Income taxes payable......................................         361,659         1,966,345
  Earnout obligation........................................         954,313           960,840
                                                                 -----------       -----------
          Total current liabilities.........................      10,142,293        13,895,816

LONG TERM OBLIGATION........................................          50,083            32,178

SHAREHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized of which
     none are outstanding...................................              --                --
  Common stock, no par value:
  Authorized -- 30,000,000 shares
     Issued and outstanding -- 7,455,920 and 7,536,591
     shares, respectively...................................      26,000,480        26,089,102
  Cumulative translation adjustment.........................        (255,758)         (214,900)
  Retained earnings.........................................      30,924,650        34,263,774
                                                                 -----------       -----------
          Total shareholders' equity........................      56,669,372        60,137,976
                                                                 -----------       -----------
                                                                 $66,861,748       $74,065,970
                                                                 ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           ELTRON INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
SALES.......................................................  $23,169,571    $30,651,890
COST OF SALES...............................................   12,859,318     17,911,554
                                                              -----------    -----------
  Gross profit..............................................   10,310,253     12,740,336

OPERATING EXPENSE:
  Selling, general and administrative.......................    4,748,504      5,549,766
  Research and product development..........................    1,536,565      2,357,444
  Gain on sale of subsidiary's assets.......................           --       (403,885)
                                                              -----------    -----------

INCOME FROM OPERATIONS......................................    4,025,184      5,237,011

OTHER (INCOME) EXPENSE:
  Interest, net.............................................     (112,846)      (129,739)
  Other, net................................................           --        (20,090)
                                                              -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES....................    4,138,030      5,386,840

PROVISION FOR INCOME TAXES..................................    1,529,645      2,047,716
                                                              -----------    -----------

NET INCOME..................................................  $ 2,608,385    $ 3,339,124
                                                              ===========    ===========

NET INCOME PER COMMON SHARE
  Basic.....................................................  $      0.36    $      0.44
                                                              ===========    ===========
  Diluted...................................................  $      0.34    $      0.43
                                                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic.....................................................    7,334,122      7,536,591
                                                              ===========    ===========
  Diluted...................................................    7,742,845      7,811,254
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           ELTRON INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 2,608,385    $ 3,339,124
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................      505,532        673,312
     Amortization of the difference between cost and fair
      value of net assets acquired..........................       70,188         65,515
     Provision for losses on inventory......................      135,696        101,402
     Provision for doubtful accounts........................       41,626        112,740
     Gain on sale of subsidiary's assets....................           --       (403,885)
  Changes in assets and liabilities, net of effect from sale of subsidiary's assets:
     Accounts receivable....................................      (20,438)    (2,873,494)
     Inventories............................................   (1,607,434)       534,184
     Prepaid and other assets...............................     (381,180)       (60,338)
     Accounts payable.......................................     (730,449)     2,753,435
     Accrued liabilities and compensation...................     (196,674)    (1,334,454)
     Accrued income taxes payable...........................    1,613,362      1,604,686
     Deferred service contract revenue......................      (54,463)       (59,997)
                                                              -----------    -----------
  Net cash provided by operating activities.................    2,524,151      4,452,230
CASH FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (1,179,095)    (9,692,225)
  Proceeds from sale of subsidiary..........................           --      2,659,847
  Purchase of short term investments........................     (925,110)      (790,817)
  Sale of short term investments............................      830,951        719,775
                                                              -----------    -----------
  Net cash used in investing activities.....................   (1,273,254)    (7,103,420)
CASH FROM FINANCING ACTIVITIES:
  Additions to long term obligations........................       35,000             --
  Repayments of long term obligations.......................           --        (17,906)
  Proceeds from sale of stock...............................       59,878         88,622
                                                              -----------    -----------
  Net cash provided by financing activities.................       94,878         70,716
EFFECT OF EXCHANGE RATE ON CASH.............................      (86,716)        40,858
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................    1,259,059     (2,539,616)
CASH BALANCE, beginning of period...........................    1,291,396      3,770,139
                                                              -----------    -----------
CASH BALANCE, end of period.................................  $ 2,550,455    $ 1,230,523
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES:
Non-cash transactions:
  Book value of net assets and obligations recorded in
     connection with sale of RJS verification business......           --    $ 2,255,962

   The accompanying notes are an integral part of these financial statements.

                           ELTRON INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

 1. BASIS OF PRESENTATION

     The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1997 and March 31, 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for future quarters or the full year.

     In the first quarter of 1998, the Company changed its reporting from calendar month end to a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended March 31, 1997 and 1998 are for the thirteen weeks ended March 31, 1997 and April 4, 1998 respectively.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 as filed in the Company's annual report on Form 10-K.

 2. RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

 3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                     DECEMBER 31,     MARCH 31,
                                                         1997           1998
                                                     ------------    -----------
Subassemblies and raw materials....................  $13,698,636     $13,532,037
Work in process....................................    2,411,237       2,319,694
Finished goods.....................................    5,307,279       4,271,215
                                                     -----------     -----------
                                                     $21,417,152     $20,122,946

 4. INCOME TAXES

     The provisions for income taxes for the three months ended March 31, 1997 and 1998 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

                           ELTRON INTERNATIONAL, INC.

                                 MARCH 31, 1998

 5. NET INCOME PER COMMON SHARE

     The following table provides a reconciliation of the numerator and denominators of the basic and diluted per-share computations for the three month periods ended March 31, 1997 and March 31, 1998.

                                                    INCOME          SHARES        PER SHARE
                                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                  -----------    -------------    ---------
Period Ended March 31, 1997:
  Basic EPS.....................................  $2,608,385       7,334,122        $0.36
  Effect of dilutive securities -- stock options
     and warrants...............................          --         408,723
                                                  ----------       ---------
  Diluted EPS...................................  $2,608,385       7,742,845        $0.34
Period Ended March 31, 1998:
  Basic EPS.....................................  $3,339,124       7,536,591        $0.44
  Effect of dilutive securities -- stock options
     and warrants...............................          --         274,663
                                                  ----------       ---------
  Diluted EPS...................................  $3,339,124       7,811,254        $0.43

     The computation for diluted number of shares excludes unexercised stock options and warrants which are antidilutive. Such shares numbered 407,250 and 406,400 for the periods ended March 31, 1997 and 1998, respectively.

 6. SALE OF VERIFICATION BUSINESS

     In January 1998, Eltron sold the assets and rights to the bar code verification business and the RJS name to Printronix Inc. for approximately $2.8 million. In connection with the sale, a pre-tax gain of $403,885 was recognized.

 7. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations and cash flows for the three months ended March 31, 1997 and 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, but does not require that segment information be reported in financial statements for interim periods in the initial year of application. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

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

     The Company's products are sold through multiple distribution channels that include value added resellers, systems integrators, original equipment manufacturers and national and regional distributors located in more than 80 countries. Industries for which the Company believes its printers are particularly well suited include shipping and package delivery, retail distribution and point of sale, healthcare, manufacturing, financial services, security and governmental identification. The Company currently focuses its sales efforts in these markets, although it continues to explore the potential for new markets in which it can apply its expertise in the design and manufacture of thermal printers.

     Eltron's objective is to expand its position as a leading supplier of thermal printers, supplies and related accessories designed for use in on demand and distributed printing applications. The Company believes that it is able to maintain a competitive advantage through both internal development efforts and strategic acquisitions and alliances.

     In January 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from Eltron for approximately $2.8 million. Eltron retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial thermal printer lines.

STATEMENTS OF INCOME DATA

     The following table presents certain information derived from the Company's Consolidated Statements of Income for the three month periods ended March 31, 1997 and 1998, expressed as a percentage of sales.

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1997     1998
                                                              -----    -----
SALES.......................................................  100.0%   100.0%
COST OF SALES...............................................   55.5     58.4
                                                              -----    -----
  Gross profit..............................................   44.5     41.6
OPERATING EXPENSE:
  Selling, general and administrative.......................   20.5     18.1
  Research and product development..........................    6.6      7.7
  Gain on sale of subsidiary's assets.......................     --     (1.3)
                                                              -----    -----
INCOME FROM OPERATIONS......................................   17.4     17.1
OTHER (INCOME) EXPENSE:
  Interest, net.............................................    (.5)     (.5)
                                                              -----    -----
INCOME BEFORE PROVISION FOR INCOME TAXES....................   17.9     17.6
PROVISION FOR INCOME TAXES..................................    6.6      6.7
                                                              -----    -----
NET INCOME..................................................   11.3%    10.9%
                                                              =====    =====

COMPARISION OF QUARTERS ENDED MARCH 31, 1997 AND 1998

     Sales for the quarter ended March 31,1998 increased 32% to a record $30.7 million from $23.2 million in the first quarter of 1997. On a proforma basis, excluding RJS sales related to the verifier business sold in January 1998 from first quarter 1997 and first quarter 1998, sales increased 37%. There was an increase in sales in all major business groups, particularly from UPS and card printers.

     In the first quarter 1998, total sales to UPS increased 82% to $10.1 million from $5.6 million in the first quarter of 1997. Sales to customers other than UPS in the first quarter of 1998 increased 22% over the first quarter of 1997.

     Although the Company had outstanding orders from UPS in excess of $5.8 million as of March 31, 1998, there is no obligation on the part of UPS to place further orders with the Company. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the first quarter of 1997 or 1998.

     Gross profit for the quarter ended March 31, 1998 was $12.7 million, an increase of $2.4 million or 23% over the first quarter of 1997. Gross margin decreased to 41.6% in the first quarter of 1998 from 44.5% in the first quarter of 1997 due principally to a lower margin product mix.

     Sales to high volume customers and OEMs, and sales of supplies are typically transacted at a price which yields a lower than average gross margin. Management currently believes that further changes to the Company's product mix and sales to high volume and OEM customers, as well as sales of supplies, may increase in the future and that, as a result, the 41.6% gross margin for the first quarter of 1998 may not necessarily be maintained in the future.

     Selling, general and administrative expense increased from $4.7 million in the first quarter of 1997 to $5.5 million in the first quarter of 1998, but decreased as a percentage of sales from 20.5% to 18.1%.

     The Company currently anticipates that selling, general and administrative expense will increase in future quarters but may continue to decrease as a percentage of sales. The actual amount spent will depend upon a number of factors, including the Company's level of operations and the number and nature of new markets the Company attempts to enter.

     Research and development expense in the first quarter of 1998 increased by 53% to $2.4 million, or 7.7% of sales, from $1.5 million, or 6.6% of sales, in the first quarter of 1997. This increase was due to the Company's continuing investments in new product development of label printers, card printers and secure identification printing systems.

     The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend upon a variety of factors, including the Company's level of operations and the number of product development projects that it embarks upon.

     In January 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from the Company for approximately $2.8 million. In the first quarter of 1998 the Company recorded a tax affected gain on the sale of approximately $250,000, or $0.03 (diluted) per share. Eltron retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial printer lines.

     The provision for income taxes in the first quarter of 1998 was $2 million or 38% of pretax income compared to $1.5 million or 37% of pretax income in the first quarter of 1997. The effective tax rate was slightly higher in the first quarter of 1998, primarily due to the Federal Government not yet renewing the Research and Development tax credit.

YEAR 2000 COMPLIANCE

     During 1997, the Company began the implementation of a year 2000 compliant enterprise-wide information system. The Company has also initiated an assessment project, both within the Company and with its business partners, which addresses those other significant systems that may have year 2000 compliance issues. The Company presently believes that with the implementation of the new system and modification to existing software, year 2000 compliance will not pose a significant operational challenge for the Company. However, if these modifications are not completed on a timely basis, including implementation by its business partners, the Company's financial position, results of operations, and cash flows will be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     In the period ended March 31, 1998, operating activities provided cash of $4.5 million compared to $2.5 million in the first quarter of 1997. In the first quarter of 1998, cash was generated from increases in trade accounts payable of $2.8 million and income taxes payable of $1.6 million, which were offset by increases in trade receivables of $2.9 million. These increases were due to overall increases in the level of business activity in the first quarter of 1998.

     In the first quarter of 1998, investing activities used cash totaling $7.1 million compared to $1.3 million used in the first quarter of 1997. During the first quarter of 1998, approximately $7.8 million of cash was used to complete the purchase of a building in Camarillo, California that will serve as the Company's new world headquarters and provide expanded manufacturing capacity. In addition cash was used to purchase approximately $1.9 million in equipment. In January 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from Eltron. This generated proceeds of approximately $2.7 million.

     In both the first quarter of 1997 and 1998, financing activities provided cash of approximately $0.1 million, primarily by the purchase of common shares under the company's stock option plans.

     In 1997, the Company entered into an agreement for a revolving line of credit with a bank. The revolving credit facility allows Eltron to borrow up to $8 million on an unsecured basis. Borrowings under the revolving credit facility bear interest at the bank's prime rate. Under the terms of the revolving credit facility, the Company is not able to enter into certain transactions or declare dividends without receiving prior written consent from the bank and is required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratio and minimum net worth requirements. The revolving credit agreement expires in May, 1998 and the Company believes that it will be successful in entering into a new credit agreement with a bank, with terms similar to those in the current agreement. There was no utilization of the credit line during the first quarter of 1998.

     The Company did not have any significant capital commitments as of March 31, 1998.

     The Company believes that cash provided by operating activities, existing cash and short-term investments will be sufficient to fund the Company's capital needs for the foreseeable future.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations and cash flows for the 3 months ended March 31, 1997 and 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, but does not require that segment information be reported in financial statements for interim periods in the initial year of application. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

CAUTIONARY STATEMENTS, RISK FACTORS AND FORWARD LOOKING STATEMENTS

     In additional to historical information, this Report contains forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear elsewhere in this Report and in the Company's most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligations to publicly release any revision to these forward looking statements. Readers should also carefully review any risk factors described in other documents the Company may file from time to time with the Securities and Exchange Commission. In addition to the other information contained in this document, readers should carefully consider the cautionary statements and risk factors contained in the Company's most recent Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     27. Financial Data Schedule

(b) REPORTS ON FORM 8-K

     (i) Form 8-K, filed April 10, 1998

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                         ELTRON INTERNATIONAL, INC.

Date: May 18, 1998                                       By: /s/ DONALD K. SKINNER
                                                             --------------------------------------
                                                             Donald K. Skinner
                                                             Chairman of the Board
                                                             and Chief Executive Officer

Date: May 18, 1998                                       By: /s/ ROGER HAY
                                                             --------------------------------------
                                                             Roger Hay
                                                             Vice President Finance
                                                             and Chief Financial Officer