Form 10-Q
period 1998-07-04
ELTRON INTERNATIONAL INC
filed 1998-08-17
CIK 915910

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998
            (Referred to as June 30, 1998 for Basis of Presentation)


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to ________________


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

                               -------------------



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes |X| No [ ]


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,677,210 common shares as of August 5, 1998

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|


================================================================================

                           ELTRON INTERNATIONAL, INC.

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998



                                                                                                         Page
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements .........................................................................     3

           Consolidated Balance Sheets - June 30, 1998 and December 31, 1997
           Consolidated Statements of Operations - Three and six months periods ended June 30 1998 and 1997
           Consolidated Statements of Cash Flows - Six months periods ended June 30, 1998 and 1997
           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation.........     9


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ..........................................    12

Item 6. Exhibits and Reports on Form 8-K..............................................................    12


                                   SIGNATURES

Signatures............................................................................................    13

                           ELTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                               December 31,        June 30,
                                                                                   1997              1998
                                                                                 (Audited)        (Unaudited)
                                                                               ------------      ------------
                                     ASSETS

CURRENT ASSETS:

     Cash ................................................................     $  3,770,139      $  3,818,051
     Short term investments ..............................................        6,696,105         6,823,447
    Accounts receivable, net of allowance for doubtful accounts of
             $341,343 and $460,448, respectively .........................       20,575,443        22,993,998
     Inventories .........................................................       21,417,152        21,546,891
     Prepaid expenses and other current assets ...........................          835,410         1,093,159
     Deferred tax asset ..................................................        1,803,553         1,803,553
                                                                               ------------      ------------
        Total current assets .............................................       55,097,802        58,079,099

PROPERTY AND EQUIPMENT, net ..............................................       10,384,651        19,046,073
DIFFERENCE BETWEEN COST AND FAIR VALUE OF NET ASSETS ACQUIRED ............          735,482           597,180
OTHER ASSETS .............................................................          643,813           471,829
                                                                               ------------      ------------
                                                                               $ 66,861,748      $ 78,194,181
                                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ....................................................        5,928,560         8,121,190
     Accrued liabilities .................................................        1,594,072         2,914,901
    Accrued compensation .................................................          959,120         1,254,735
     Deferred Service Contract Revenue ...................................          344,569           275,196
     Income Taxes Payable ................................................          361,659         1,197,971
     Earnout Obligation ..................................................          954,313           980,421
                                                                               ------------      ------------
        Total current liabilities ........................................       10,142,293        14,744,414

LONG TERM OBLIGATION .....................................................           50,083            32,768

SHAREHOLDERS' EQUITY:
     Preferred stock, 10,000,000 shares authorized of which none are outstanding .....................................................
     Common stock, no par value:
     Authorized - 30,000,000 shares
     Issued and outstanding - 7,455,920 and 7,596,645 shares, respectively       26,000,480        26,138,013
     Cumulative translation adjustment ...................................         (255,758)         (294,538)
     Retained earnings ...................................................       30,924,650        37,573,524
                                                                               ------------      ------------
         Total shareholders' equity ......................................       56,669,372        63,416,999
                                                                               ------------      ------------
                                                                               $ 66,861,748      $ 78,194,181
                                                                               ============      ============



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS



                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                             ------------------------------      ------------------------------
                                                1997               1998               1997              1998
                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
SALES ..................................     $ 27,513,022      $ 31,651,353      $ 50,682,593      $ 62,303,242
COST OF SALES ..........................       15,435,621        18,739,405        28,294,939        36,650,958
                                             ------------      ------------      ------------      ------------
    Gross profit .......................       12,077,401        12,911,948        22,387,654        25,652,284

OPERATING EXPENSES:
    Selling, general and administrative         4,883,530         5,755,916         9,632,034        11,328,902
    Research and product development ...        1,894,671         1,859,249         3,431,236         4,193,472
     Gain on sale of subsidiary's assets               --                --                --          (403,885)

INCOME FROM OPERATIONS .................        5,299,200         5,296,783         9,324,384        10,533,795

OTHER (INCOME) EXPENSE:
    Interest, net ......................          (62,122)          (77,761)         (174,968)         (200,091)
    Other, net .........................           38,314            36,238            38,314             8,740
                                             ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES ...................        5,323,008         5,338,306         9,461,038        10,725,146

PROVISION FOR INCOME TAXES .............        1,969,513         2,028,556         3,499,158         4,076,272
                                             ------------      ------------      ------------      ------------

NET INCOME .............................     $  3,353,495      $  3,309,750      $  5,961,880      $  6,648,874
                                             ============      ============      ============      ============

NET INCOME PER COMMON SHARE
    Basic ..............................     $       0.46      $       0.43      $       0.81      $       0.88
                                             ============      ============      ============      ============
    Diluted ............................     $       0.43      $       0.43      $       0.76      $       0.85
                                             ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING
    Basic ..............................        7,368,661         7,658,679         7,351,487         7,596,645
                                             ============      ============      ============      ============
    Diluted ............................        7,887,298         7,785,723         7,883,697         7,799,819
                                             ============      ============      ============      ============



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1998




                                                                                                    Six Months Ended
                                                                                                     June 30, 1998
                                                                                             ------------------------------
                                                                                                 1997              1998
                                                                                              (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................................     $  5,961,880      $  6,648,874
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...................................................        1,170,784         1,661,530
       Amortization of the difference between cost and fair value of net assets acquired          139,941           134,311
       Provision for losses on inventory ...............................................           74,227           440,839
       Provision for doubtful accounts .................................................          118,678           119,105
       Gain on sale of subsidiary's assets .............................................               --          (403,885)
    Changes in assets and liabilities, net of effect from sale of subsidiary's assets:
       Accounts receivable .............................................................       (2,102,917)       (3,080,134)
       Inventories .....................................................................       (2,157,114)       (1,229,198)
       Prepaid and other assets ........................................................          (70,438)         (109,565)
       Accounts payable ................................................................         (766,120)        2,395,155
       Accrued liabilities and compensation ............................................          385,017           650,175
       Income Taxes Payable ............................................................          970,013           836,312
       Deferred service contract revenue ...............................................               --           (69,373)
                                                                                             ------------      ------------
    Net cash provided by operating activities ..........................................        3,723,951         7,994,146

CASH FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ................................................       (2,063,471)      (10,560,177)
    Proceeds from sale of subsidiary ...................................................               --         2,659,847
    Purchase of short term investments .................................................       (3,850,374)         (127,342)
    Sale short term investments ........................................................        3,191,018
                                                                                             ------------      ------------
    Net cash used in investing activities ..............................................       (2,722,827)       (8,027,672)

CASH FROM FINANCING ACTIVITIES:
    Additions to long term obligations .................................................           56,107                --
    Repayments of long term obligations ................................................               --           (17,315)
    Proceeds from sale of stock ........................................................          422,274           137,533
                                                                                             ------------      ------------
    Net cash provided by financing activities ..........................................          478,381           120,218
EFFECT OF EXCHANGE RATE ON CASH ........................................................         (226,925)          (38,780)
                                                                                             ------------      ------------
NET INCREASE IN CASH ...................................................................        1,252,580            47,912
CASH BALANCE, beginning of period ......................................................        1,291,396         3,770,139
                                                                                             ------------      ------------
CASH BALANCE, end of period ............................................................     $  2,543,976      $  3,818,051
                                                                                             ============      ============
SUPPLEMENTAL DISCLOSURES:
Non-cash transactions:
    Book value of net assets and obligations recorded in connection with
    sale of RJS' verification business .................................................     $         --      $  2,255,962
    Settlement of receivable with common stock .........................................     $    253,016      $         --
                                                                                             ============      ============



    The accompanying notes are an integral part of these financial statements

                           ELTRON INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.   BASIS OF PRESENTATION

     The financial statements of Eltron International, Inc. (the "Company") included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for future quarters or the full year.

     In the first quarter of 1998, the Company changed its reporting from calendar month end to a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended June 30, 1997 and 1998 are for the thirteen weeks ended June 30, 1997 and July 4, 1998, respectively.

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

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:


                                                December 31,       June 30,
                                                    1997            1998
                                                -----------     -----------
            Subassemblies and raw materials     $13,698,636     $10,177,097
            Work in process ...............       2,411,237       3,690,352
            Finished goods ................       5,307,279       7,679,442
                                                -----------     -----------
                                                $21,417,152     $21,546,891

4.   PROPERTY AND EQUIPMENT

     Property and equipment stated at cost consists of the following:



                                                                December 31,        June 30,
                                                                     1997             1998
                                                                ------------      ------------
            Land and Buildings ............................     $          0      $  7,671,602
            Tooling and machinery .........................        8,566,595        10,020,201
            Office equipment ..............................        5,988,410         7,080,921
            Leasehold improvements ........................          598,876           704,109
                                                                ------------      ------------
                                                                  15,153,881        25,476,833
            Less, accumulated depreciation and amortization       (4,769,230)       (6,430,760)
            Net property and equipment ....................     $ 10,384,651      $ 19,046,073
                                                                ============      ============


5.   INCOME TAXES

     The provisions for income taxes for the six months ended June 30, 1997 and 1998 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

6.   NET INCOME PER COMMON SHARE

     The following table provides a reconciliation of the numerator and denominators of the basic and diluted per-share computations for the six month periods ended June 30, 1997 and 1998.


                                                                       INCOME         SHARES      PER SHARE
                                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                    -----------   -------------    ------
Three Months Ended June 30, 1997:
     Basic EPS                                                      $3,353,495      7,368,661     $   0.46
     Effect of dilutive securities - stock options and warrants             --        518,637
                                                                    ----------      ---------
     Diluted EPS                                                    $3,353,495      7,887,298     $   0.43

Three Months Ended June 30, 1998:
     Basic EPS                                                      $3,309,750      7,658,679     $   0.43
     Effect of dilutive securities - stock options and warrants             --        127,044
                                                                    ----------      ---------
     Diluted EPS                                                    $3,309,750      7,785,723     $   0.43

Six Months Ended June 30, 1997:
     Basic EPS                                                      $5,961,880      7,351,487     $   0.81
     Effect of dilutive securities - stock options and warrants             --        532,210
                                                                    ----------      ---------
     Diluted EPS                                                    $5,961,880      7,883,697     $   0.76

Six Months Ended June 30, 1998:
     Basic EPS                                                      $6,648,874      7,596,645     $   0.88
     Effect of dilutive securities - stock options and warrants             --        203,174
                                                                    ----------      ---------
     Diluted EPS                                                    $6,648,874      7,799,819     $   0.85


The computation for diluted number of shares excludes unexercised stock options and warrants which are antidilutive. The number of such shares was 172,000 and 163,500 for the periods ended June 30, 1997 and 1998, respectively.

7.   SALE OF VERIFICATION BUSINESS

     In January 1998, Eltron sold the assets and rights to the bar code verification business and the RJS name to Printronix Inc. for approximately $2.8 million. In connection with the sale, a pre-tax gain of $403,885 was recognized.

8.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1998.

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

9.   SUBSEQUENT EVENT

     In July 1998, Eltron announced the signing of a definitive agreement to be acquired by Zebra Technologies Corporation (Zebra), a manufacturer of computerized label printing systems based in Vernon Hills, Illinois. The transaction is structured as a merger under which Eltron's common shares will be exchanged for 0.90 shares of Zebra common stock. It is expected that the acquisition will be accounted for as a pooling of interests. As a result of the acquisition, Eltron will become a subsidiary of Zebra.

     Completion of the merger, which is expected to occur in the fourth quarter of 1998, is contingent on customary conditions, including shareholder approval and the expiration or termination of the Hart-Scott-Rodino Act review.

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

     In July 1998, Eltron announced the signing of a definitive agreement to be acquired by Zebra Technologies Corporation (Zebra), a manufacturer of computerized label printing systems based in Vernon Hills, Illinois. The transaction is structured as a merger under which Eltron's common shares will be exchanged for 0.90 shares of Zebra common stock. It is expected that the acquisition will be accounted for as a pooling of interests. As a result of the acquisition, Eltron will become a subsidiary of Zebra.
     Completion of the merger, which is expected to occur in the fourth quarter of 1998, is contingent on customary conditions, including shareholder approval and the expiration or termination of the Hart-Scott-Rodino Act review.

STATEMENTS OF OPERATIONS DATA

     The following table presents certain information derived from the Company's Statements of Operations for the three and six month periods ended June 30, 1997 and 1998, expressed as a percentage of sales.


                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                           --------                         --------
                                                    1997             1998             1997             1998
                                                   ------           ------           ------           ------
SALES ..................................            100.0%           100.0%           100.0%           100.0%
COST OF SALES ..........................             56.1             59.2             55.8             58.8
                                                   ------           ------           ------           ------
    Gross profit .......................             43.9             40.8             44.2             41.2
OPERATING EXPENSES:
    Selling, general and administrative              17.7             18.2             19.0             18.2
    Research and product development ...              6.9              5.9              6.8              6.7
    Gain on sale of subsidiary .........              0.0              0.0              0.0              (.6)
                                                   ------           ------           ------           ------
INCOME FROM OPERATIONS .................             19.3             16.7             18.4             16.9
OTHER (INCOME) EXPENSE:
    Interest, net ......................             (0.2)             (.3)            (0.4)             (.3)
    Other, net .........................              0.1               .1              0.1              0.0
                                                   ------           ------           ------           ------
INCOME BEFORE PROVISION FOR INCOME TAXES             19.4             16.9             18.7             17.2
PROVISION FOR INCOME TAXES .............              7.2              6.4              6.9              6.5
                                                   ------           ------           ------           ------
NET INCOME .............................             12.2%            10.5             11.8%            10.7
                                                   ======           ======           ======           ======

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998


     Sales for the quarter ended June 30,1998 increased 15% to a record $31.7 million from $27.5 million in the second quarter of 1997. Sales for the six months ended June 30, 1998 totaled $62.3 million, up 23% from the same period in 1997 which totaled $50.7 million. There was an increase in sales in all major business groups, particularly from UPS and card printers.

     In the second quarter 1998, total sales to UPS increased 46% to $9.9 million from $6.7 million in the second quarter of 1997. In the first six months of 1998, sales to UPS totaled $20.0 million, a 62% increase over the $12.3 million for the same period in 1997. Label printer sales to customers other than UPS in the second quarter of 1998 increased 16% over the second quarter of 1997 and were up 18% for the first six months of 1998 compared to the same period in 1997.

     Although the Company had outstanding orders from UPS of approximately $5.1 million as of June 30, 1998, there is no obligation on the part of UPS to place further orders with the Company. The Company has derived a significant portion of its revenues from UPS and may in the future be dependent on UPS, or other significant customers, the loss of any one of which could materially and adversely affect the Company's financial position, results of operations and cash flows. No customer other than UPS contributed greater than 10% of the Company's net sales in the second quarter and the first six months of 1998 or 1997.

     Gross profit for the quarter ended June 30, 1998 was $12.9 million, an increase of $0.8 million or 7% over the second quarter of 1997. Gross margin decreased to 41% in the second quarter of 1998 from 44% in the second quarter of 1997. Gross profit for the six months ended June 30, 1998 totaled $25.7 million, an increase of $3.3 million or 15% over the gross profit for the same period in 1997. As a percentage of revenues, gross profit decreased 3% to 41% for the first six months of 1998 from 44% for the same period in 1997 due principally to a lower margin product mix.

     Sales to high volume customers and OEMs, and sales of supplies are typically transacted at a price which yields a lower than average gross margin. Management currently believes that further changes to the Company's product mix and sales to high volume and OEM customers, as well as sales of supplies, may increase in the future and that, as a result, the 41% gross margin for the second quarter of 1998 may not necessarily be maintained in the future.

     Selling, general and administrative expenses increased from $4.9 million in the second quarter of 1997 to $5.8 million in the second quarter of 1998, but was flat as a percentage of sales at 18%. Selling, general and administrative expenses increased to $11.3 million in the first six months of 1998, an 18% increase over the first six months of 1997 and decreased as a percentage of sales from 19% to 18%.

     The Company currently anticipates that selling, general and administrative expenses will increase in future quarters but may continue to decrease as a percentage of sales. The actual amount spent will depend upon a number of factors, including the Company's level of operations and the number and nature of new markets the Company attempts to enter.

     Research and development expense in the second quarter of 1998 was flat from the second quarter of 1998 at $1.9 million, but decreased as a percentage of sales from 7% to 6%. Research and development expense in the first six months of 1998 increased by $0.8 million over the first six months of 1997, but remained flat as a percentage of sales at 7%. Research and development expenses were high in the first quarter of 1998 due to new product prototype expenses. The Company is continuing to invest in new product development of label printers, card printers and its secure identification printing systems.

     The Company currently anticipates that research and product development expense will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend upon a variety of factors, including the Company's level of operations and the number of product development projects that it embarks upon.

     In January, 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from the Company for approximately $2.8 million. In the first quarter of 1998 the Company recorded a tax affected gain on the sale of approximately $250,000, or $0.03 per share. Eltron retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial printer lines.

     The provision for income taxes in the second quarter 1998 was $2.0 million, or 38% of pretax income compared to $2.0 million for the second quarter of 1997, or 37% of pretax income. The provision for income taxes for the first six months of 1998 was $4.1 million, or 38% of pretax income compared to $3.5 million for the first six months of 1997, or 37% of pretax income. The effective tax rate is slightly higher in 1998, primarily due to the Federal Government not yet renewing the Research and Development tax credit.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the six month period ended June 30, 1998, operating activities provided cash of $8.0 million as compared to $3.7 million in the first six months of 1997. In the first six months of 1998, cash was generated from an increase in trade accounts payable of $2.4 and income tax payable of $0.8 million, which was offset by an increase in trade receivables of $3.1 million and inventory of $1.2 million. These increases were due to overall increases in the level of business activity in the first six months of 1998.

     In the first six months of 1998, investing activities used cash totaling $8.0 million compared to $2.7 million used in the first six months of 1997. During the first quarter of 1998, approximately $7.8 million of cash was used to complete the purchase of a building in Camarillo, California that will serve as the Company's new world headquarters and provide expanded manufacturing capacity. In addition, $2.8 million of cash was used in connection with the company's computer system implementation and to purchase manufacturing equipment. In January 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from Eltron. This generated proceeds of approximately $2.7 million.

     In the first six months of 1998 and 1997, financing activities provided cash of approximately $0.1 million and $0.5 million, respectively, primarily by the purchase of common shares under the company's stock option plans.

     In 1997, the Company entered into an agreement for a revolving line of credit with a bank. The revolving credit facility allows Eltron to borrow up to $10 million on an unsecured basis. Borrowings under the revolving credit facility bear interest at the bank's prime rate. Under the terms of the revolving credit facility, the Company is not able to enter into certain transactions or declare dividends without receiving prior written consent from the bank and is required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratio and minimum net worth requirements. The revolving credit agreement expires in April, 1999. There was no utilization of the credit line during the first six months of 1998.

     The Company did not have any significant capital commitments as of June 30, 1998.

     The Company believes that cash provided by operating activities, existing cash and short-term investments will be sufficient to fund the Company's capital needs for the foreseeable future.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement, which requires Companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, but does not require that segment information be reported in financial statements for interim periods in the initial year of application. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

CAUTIONARY STATEMENTS AND RISK FACTORS

     In additional to historical information, this Report contains forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear elsewhere in this Report and in the Company's most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligations to publicly release any revision to these forward-looking statements. Readers should also carefully review any risk factors described in other documents the Company may file from time to time with the Securities and Exchange Commission. In addition to the other information contained in this document, readers should carefully consider the cautionary statements and risk factors contained in the Company's most recent Annual Report on Form 10-K.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 14, 1998, the Company held its Annual Meeting of Stockholders to elect members of the Board of Directors and to adopt and approve an amendment to the Company's 1996 Stock Option Plan to increase by 325,000 the number of shares of the Company's Common Stock which may be granted.

     The following directors were elected and the votes cast were as follows:

             Name                  For                Withheld
     -----------------------     ---------             ------
     Donald K. Skinner           5,782,856             16,300
     George L. Bragg             5,782,856             16,300
     Hugh K. Gagnier             5,779,556             19,600
     Robert G. Bartizal          5,782,856             16,300
     William R. Hoover           5,782,856             16,300


     The votes cast for the approval of the amendment of the 1996 Stock Option Plan were as follows:

         For              Against           Abstain         Broker Non-Votes
     ------------       -----------        ---------        ----------------
     5,619,046            166,110             14,110               --

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits


         Exhibit No.         Description of Exhibit
         -----------         ----------------------
            2.1              Agreement of Merger and Plan of Reorganization
                             dated July 9, 1998 by and among Eltron
                             International, Inc., Spruce Acquisition Corp., and
                             Zebra Technologies Corporation (without exhibits
                             and schedules).

            27               Financial Data Schedules

     b)       Reports on Form 8-K

              (i) Form 8-K, filed April 10, 1998

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            ELTRON INTERNATIONAL, INC.

Date:  August 12, 1998                      By:/s/ DONALD K. SKINNER
       ----------------------                  -------------------------------
                                               Donald  K. Skinner
                                               Chairman of the Board
                                               and Chief Executive Officer



Date:  August 12, 1998                      By:/s/ ROGER HAY
       ----------------------                  -------------------------------
                                               Roger Hay
                                               Vice President Finance
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No. 2.1      Agreement of Merger and Plan of Reorganization dated
                     July 9, 1998 by and among Eltron International, Inc.,
                     Spruce Acquisition Corp., and Zebra Technologies
                     Corporation (without exhibits and schedules)


Exhibit No. 27       Financial Data Schedules